Form 10-Q
period 2006-09-30
ACA Capital Holdings Inc
filed 2006-12-20
CIK 1304623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-33111

ACA Capital Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-3170112
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

140 Broadway
New York, New York 10005
(212) 375-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 15, 2006, 36,523,281 shares of Common Stock, par value $0.10 per share, were outstanding.

INDEX

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements of ACA Capital Holdings, Inc. and Subsidiaries (Unaudited)

	Condensed Consolidated Balance Sheets (Unaudited) — September 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Operations (Unaudited) — Three and nine months ended September 30, 2006 and 2005	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) — Nine months ended September 30, 2006 and 2005	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2006 and 2005	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7–18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19–58

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58

Item 4.	Controls and Procedures	61

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Submission of Matters to a Vote of Security Holders	64

Item 5.	Other Information	64

Item 6.	Exhibits	64

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements of ACA Capital Holdings, Inc. and Subsidiaries (Unaudited)

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(Dollars in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Investments:
Fixed-maturity securities available for sale at fair value, amortized cost of $5,138,326 and $5,292,081, respectively	$5,149,949	$5,298,739
Fixed-maturity securities trading at fair value, amortized cost of $217,994 and $0, respectively	217,986	—
Securities purchased under agreements to resell	32,066	—
Guaranteed investment contract	119,340	119,340
Total investments	5,519,341	5,418,079
Cash:
Cash and cash equivalents	224,860	174,420
Restricted cash	57,519	50,185
Total cash	282,379	224,605
Accrued investment income	21,631	17,258
Derivative assets	15,653	15,250
Deferred policy acquisition costs, net	47,834	47,414
Deferred debt issuance costs, net	35,768	40,843
Receivable for securities sold	70,950	—
Prepaid reinsurance premiums	599	848
Other assets	52,012	27,903
Total assets	$6,046,167	$5,792,200

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unearned premiums	$191,250	$187,739
Reserve for losses and loss adjustment expenses	39,378	34,306
Short-term debt	2,679,926	2,674,698
Long-term debt	2,147,636	2,254,650
Related party debt	100,000	100,000
Fixed-maturity liabilities held for trading	7,632	—
Securities sold under agreements to repurchase	235,679	—
Derivative liabilities	35,121	46,538
Accrued interest payable	16,930	15,347
Accrued expenses and other liabilities	50,310	32,277
Payable for securities purchased	64,438	30,138
Current income tax payable	3,126	3,044
Deferred income taxes	12,035	6,909
Total liabilities	5,583,461	5,385,646

MINORITY INTEREST	32,334	22,241

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Senior convertible preferred stock — 220 shares authorized, 154 shares and 129 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9,296	7,339
Convertible preferred stock — 1,500 shares authorized, 959 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	54,858	54,858
Series B senior convertible preferred stock — 3,000,000 shares authorized, 2,785,769 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	164,263	164,263
Common stock of 100,000,000 shares authorized at September 30, 2006 and 12,000,000 shares authorized at December 31, 2005; 7,106,490 and 6,442,950 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively; par value of $0.10	710	644
Gross paid-in and contributed capital	133,786	125,184
Treasury stock at cost — 851,847 shares and 351,876 shares at September 30, 2006 and December 31, 2005, respectively	(12,088)	(5,500)
Notes receivable from stockholders	(3,121)	(1,355)
Deferred compensation	(1,160)	(2,030)
Accumulated other comprehensive income — net of deferred income tax of $7,257 and $5,369 at September 30, 2006 and December 31, 2005, respectively	13,757	11,132
Retained earnings	70,071	29,778
Total stockholders’ equity	430,372	384,313
Total liabilities, minority interest and stockholders’ equity	$6,046,167	$5,792,200

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars and shares in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Gross premiums written	5,570	$17,733	$26,085	$35,538
Less premiums ceded	(189)	(2)	(375)	764
Net premiums written	5,381	17,731	25,710	36,302
(Increase) decrease in unearned premium reserve - net	3,213	(9,178)	(3,759)	(11,528)
Premiums earned	8,594	8,553	21,951	24,774
Net insured credit swap revenue	17,079	12,529	39,190	17,072
Net investment income	87,888	66,887	248,052	181,361
Net realized and unrealized losses on investments	(752)	(930)	(3,975)	(2,153)
Net realized and unrealized gains on derivative instruments	755	3,290	6,894	7,330
Other net credit swap revenue	2,090	1,146	7,634	3,670
Fee income	6,516	3,210	17,589	7,576
Other income (loss)	342	(170)	446	125
Total revenues	122,512	94,515	337,781	239,755

EXPENSES:
Loss and loss adjustment expenses	2,576	4,768	6,258	8,907
Policy acquisition costs	2,638	2,694	6,798	6,678
Other operating expenses	11,999	7,506	35,293	22,175
Interest expense	76,095	56,716	213,478	152,220
Depreciation and amortization	2,456	2,366	7,173	6,430
Total expenses	95,764	74,050	269,000	196,410
Income of minority interest	(897)	(1,440)	(3,126)	(3,125)
Income before income taxes	25,851	19,025	65,655	40,220
Provision for income tax expense	9,790	7,556	23,405	15,634
Net income	$16,061	$11,469	$42,250	$24,586

Share and Per Share Data
Earnings per share
Basic	$0.70	$0.50	$1.85	$1.08
Diluted	$0.53	$0.39	$1.40	$0.83

Weighted average shares outstanding
Basic	23,027	22,806	22,897	22,757
Diluted	30,235	29,789	30,129	29,740

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in thousands, except for share amounts)

	Preferred Stock		Common Stock		Gross Paid in and Contri-		Notes Receiv- able from	Deferred	Accum- ulated Other Compre-		Total Stock-
	Shares	Amount	Shares	Par Value	buted Capital	Treasury Stock	Stock- holders	Compe- nsation	hensive Income	Retained Earnings	holders’ Equity
BALANCE—January 1, 2005	2,781,857	$226,088	6,442,950	$644	$125,184	$(5,426)	$(1,656)	$(3,190)	$21,952	$1,018	$364,614
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	24,586	24,586
Change in unrealized gain on investments, net of change in deferred income tax of $(4,083)	—	—	—	—	—	—	—	—	(7,597)	—	(7,597)
Change in derivative hedges, net of change in deferred income tax of $3,186	—	—	—	—	—	—	—	—	5,916	—	5,916
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	22,905
Issuance of Series C senior convertible preferred stock	5,000	311	—	—	—	—	—	—	—	—	311
Vesting of Series B senior conv. prf stock to CEO	—	—	—	—	—	—	—	870	—	—	870
Employee stock buyback	—	—	—	—	—	(74)	—	—	—	—	(74)
Employee stock principal paydown	—	—	—	—	—	—	301	—	—	—	301
BALANCE—September 30, 2005	2,786,857	$226,399	6,442,950	$644	$125,184	$(5,500)	$(1,355)	$(2,320)	$20,271	$25,604	$388,927

BALANCE—January 1, 2006	2,786,857	$226,460	6,442,950	$644	$125,184	$(5,500)	$(1,355)	$(2,030)	$11,132	$29,778	$384,313
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	42,250	42,250
Change in unrealized gain on investments, net of change in deferred income tax of $1,904	—	—	—	—	—	—	—	—	2,670	—	2,670
Change in derivative hedges, net of change in deferred income tax of $(15)	—	—	—	—	—	—	—	—	(27)	—	(27)
Foreign exchange unrealized loss									(18)		(18)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	44,875
Vesting of Series B senior conv. prf stock to CEO	—	—	—	—	—	—	—	870	—	—	870
Exercise of stock options by former executives	—	—	663,540	66	8,024	—	—	—	—	—	8,090
Common stock purchased from former executive	—	—	—	—	—	(6,588)	—	—	—	—	(6,588)
Stock based compensation expense	—	—	—	—	578	—	—	—	—	—	578
Issuance of note receivable from stockholder	—	—	—	—	—	—	(2,262)	—	—	—	(2,262)
Discharge of note receivable from stockholders	—	—	—	—	—	—	496	—	—	—	496
Senior convertible preferred stock dividend	25	1,957	—	—	—	—	—	—	—	(1,957)	—
BALANCE—September 30, 2006	2,786,882	$228,417	7,106,490	$710	$133,786	$(12,088)	$(3,121)	$(1,160)	$13,757	$70,071	$430,372

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,250	$24,586

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,173	6,430
Accrual of discount and amortization of premium on investment—net	(171)	(82)
Income of minority interest	3,126	3,125
Net realized losses on fixed-maturity securities-available-for-sale	3,857	2,153
Net realized and unrealized losses on fixed-maturity securities- trading	118	—
Net realized and unrealized gains on derivative instruments	(6,894)	(7,330)
Net realized and unrealized (gains) losses on net insured credit swap revenue	(4,167)	3,066
Net realized and unrealized (gains) losses on other net credit swap revenue	149	2,374
Share based compensation	578	—
Discharge of note receivable from shareholders	496	264
Deferred compensation	870	870
Purchase of securities under agreement to sell	(32,066)	—
Purchases of fixed-maturity securities-trading	(82,792)	—
Proceeds from sales of fixed-maturity securities- trading	(145,118)	—
Securities sold under agreement to repurchase	235,679	—

Changes in assets and liabilities:
Income taxes payable	82	28
Deferred income tax expense	3,219	2,608
Prepaid reinsurance premiums	249	915
Derivative liabilities	(2,871)	18,689
Payable and accrued expenses	(6,785)	(2,884)
Deferred policy acquisition costs	(420)	148
Unearned premium reserve	3,511	10,611
Loss and loss adjustment expenses	5,072	(1,910)
Interest payable	1,583	1,855
Interest receivable	(4,373)	(3,200)
Other	(1,193)	(3,165)
Net cash provided by operating activities	21,162	59,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Net deposit of restricted cash	(7,334)	(24,126)
Purchases of fixed maturity securities available for sale	(786,738)	(998,610)
Proceeds from sales of fixed maturity securities available for sale	89,843	164,424
Proceeds from maturities of fixed maturity securities available for sale	827,751	661,325
Net purchase of property and equipment	(298)	(444)
Net cash provided by (used in) investing activities	123,224	(197,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	103,405
Proceeds from issuance of commercial paper—net	5,228	199,743
Paydown on long-term debt	(107,014)	(152,338)
Payment of issuance costs for debt	—	(1,462)
Proceeds from issuance of preferred stock net of issuance costs	—	311
Purchase of treasury stock	(760)	(74)
Minority interest investment in credit fund	8,600	—
Notes receivable from shareholders	—	37
Net cash (used in) provided by financing activities	(93,946)	149,622
NET INCREASE IN CASH AND CASH EQUIVALENTS	50,440	11,342

CASH AND CASH EQUIVALENTS—beginning of period	174,420	228,927
CASH AND CASH EQUIVALENTS—end of period	$224,860	$240,269

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Federal and local income taxes paid	$20,236	$14,297
Interest paid	$211,894	$150,365

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES—
Common stock acquired in exchange for note receivable	$2,262	$—

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.  BUSINESS, ORGANIZATION AND OPERATIONS

ACA Capital Holdings, Inc. (“ACA Capital” or the “Company”), a Delaware domiciled holding company, is engaged in providing financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and municipal finance capital markets, as well as providing asset management services. The Company’s principal activities include financial guaranty insurance of municipal and non-municipal debt obligations, structured credit risk assumption through credit derivatives and collateralized debt obligation asset management. ACA Capital conducts its business through four wholly-owned subsidiaries. Its financial guaranty business is conducted through ACA Financial Guaranty Corporation (“ACA FG”), a Maryland domiciled insurance company. ACA FG is licensed to conduct insurance business, which provides credit enhancement on municipal and other public finance obligations, in 50 states, the District of Columbia, Guam, the U.S. Virgin Islands and Puerto Rico. Standard & Poor’s Rating Services has assigned a financial strength rating of “A” to ACA FG. ACA FG also provides the credit support for the Company’s structured credit business activities. Through ACA Service L.L.C., ACA Risk Solutions, L.L.C. and ACA Management, L.L.C., the Company conducts its collateralized debt obligation asset management business. This business encompasses the origination (in collaboration with investment banks), structuring and management of collateralized debt obligations (including collateralized loan obligations and other similarly securitized asset classes, collectively “CDOs”).

The Company defines its business as being composed of three distinct continuing lines of business or segments. They are Municipal Finance, Structured Credit and CDO Asset Management. A fourth line of business, Other, includes business in areas and markets in which the Company is no longer active. Although the Municipal Finance and Structured Credit businesses are reported in separate segments, together they form the Company’s financial guaranty business. Municipal Finance provides financial guaranty insurance policies guaranteeing the timely payment of scheduled principal and interest on municipal debt obligations. Structured Credit structures and sells credit protection, principally in the form of insured credit swaps (“CDS”), against a variety of asset classes in the institutional fixed income markets. CDO Asset Management focuses on CDO origination, structuring and management. The Company will at times assume risk in the CDOs it manages through investment in some portion of the capital structure.

ACA Capital was originally incorporated in Delaware on January 3, 1997. On November 22, 2002, ACA Capital changed its jurisdiction of incorporation from Delaware to Bermuda. During 2004, the Board of Directors determined that re-domesticating to Delaware would eliminate certain adverse consequences of remaining in Bermuda, facilitate ACA Capital’s access to U.S. capital markets, simplify its tax filings, accounting and operations, and reduce the costs of compliance with two sets of filing obligations and laws (as ACA Capital stockholders are U.S. entities and individuals). On September 15, 2004, therefore, ACA Capital re-domesticated from Bermuda to Delaware through a process called a “discontinuation” under Bermuda law and a “domestication” under Delaware law. As a result, it became a Delaware domiciled holding company and changed its name from American Capital Access Holdings, Ltd. to its current name.

On November 9, 2006, the Company priced its initial public offering of 6,875,000 shares of newly issued common stock and 23,541 shares of existing common stock.  The Company realized gross proceeds of $13 per share on the newly issued common stock, or $89.4 million.  Net proceeds to the Company were $79.1 million, after issuance costs.  On November 10, 2006, the Company’s common stock commenced trading on the New York Stock Exchange under the symbol “ACA.”  In conjunction with the initial public offering, the Company’s senior convertible preferred stock, convertible preferred stock and series B senior convertible preferred stock all converted to common stock concurrently with the closing of our offering on November 15, 2006 at their conversion ratios of 6,000:1 shares, 6,000:1 shares and 6:1 shares, respectively.  Additionally, in connection with the completion of the initial public offering, the Company issued 543,000 stock options and 240,154 shares of restricted common stock under the Company’s Amended and Restated 2006 Stock Incentive Plan (see Notes 12 and 13).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and the notes thereto.  These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair presentation of our financial position and results of operations for these periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase - Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. These items are related to the Company’s Credit Fund activities (the Company’s Credit Fund is defined and explained in more detail in Note 10 below). The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of the underlying securities, which collateralize the related receivable on agreements to resell, is monitored to ensure that the market value exceeds contractually stated levels of principal at all times. If the seller defaults on its obligation to repay the Company, and the fair value of the collateral decline, realization of the collateral by the Company may be delayed or limited.  Securities owned that are financed under repurchase agreements are carried at market value, with unrealized gains and losses reflected in net realized and unrealized gains (losses) on investments in the condensed consolidated statements of operations.  Obligations under securities sold under agreement to repurchase bear interest that approximates LIBOR and at September 30, 2006, had settlement dates less than thirty days.

Fixed Maturity Liabilities Held For Trading - Financial instruments utilized in trading activities are stated at fair value. These items are related to the Company’s Credit Fund activities. Fair value is based on quoted market prices. Fixed-maturity liabilities held for trading represents obligations of the Credit Fund to deliver the specified security at the contracted price, and thereby, create a liability to purchase the security in the market at prevailing prices.  At September 30, 2006, the fixed maturity liabilities held represents a short position on a U.S. Treasury Note, which was closed out in October 2006. Realized and unrealized gains and losses on these financial instruments are recorded in net realized and unrealized gains (losses) on investments in the condensed consolidated statements of operations.

In August 2006, the Company’s Board of Directors authorized a dividend of stock in order to effect a six-for-one stock split. All prior share and per share amounts have been restated to reflect the stock split.

3.  RELEVANT RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. (“FAS”) 123(R), “Shared-Based Payments.” FAS 123(R) is a revision of FAS 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” FAS 123(R) requires the Company to expense the fair value of employee stock options and other forms of stock based compensation. Effective January 1, 2006, the Company adopted the requirements of FAS 123(R) using the prospective application as permitted by
FAS 123(R), accordingly prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption. Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB 25, the Company’s prior accounting method for stock based compensation. For the three and nine months ended September 30, 2006, the Company recognized compensation expense under FAS 123(R) of $0.4 million and $0.6 million, respectively.

In May 2005, the FASB issued FAS 154, “Accounting Changes and Error Corrections.” This pronouncement changes the requirements for the accounting and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. This statement eliminates the requirement in APB 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the statement of operations in the period of change. Instead, to enhance the comparability of prior period financial statements, FAS 154 requires that changes in accounting principle be retroactively applied, with the cumulative effect of the accounting principle reflected as an asset or liability and an offsetting adjustment to retained earnings in the first period presented as if that accounting principle had always been used. Each subsequent period presented is then adjusted to reflect the period specific effects of applying the change. The implementation of this statement did not have a material impact on the Company’s financial statements.

In November 2005, the FASB released Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This pronouncement addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The implementation of this pronouncement did not have a material impact on the Company’s financial statements.

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of many types of insurance and investment contracts, including those covered by FAS 60. Contract modifications meeting all of the conditions set out in SOP 05-1 result in a replacement contract that is substantially unchanged from the replaced contract and a contract that is accounted for as a continuation of the replaced contract. If SOP 05-1 did not apply, the modification would be treated as if the original contract was extinguished and replaced by a new contract, with unamortized deferred acquisition costs, unearned revenue liabilities and deferred sales inducements associated with the original contract recognized currently in income. The implementation of this pronouncement did not have a material impact on the Company’s financial statements.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FAS 133 and 140. FAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133, (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (iv) amends FAS 140 to eliminate the exemption from applying the requirements of FAS 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Additionally, on November 8, 2006, the Derivatives Implementation Group of the

FASB released Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.”  This issue provides additional guidance on the implementation of FAS 155 as it relates to certain types of securitizations of prepayable financial assets.  FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management will implement the requirements of FAS 155 after its effective date, as applicable. Since this guidance is applicable to future transactions, its effect on the financial statements cannot be estimated at this time.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets,” an amendment of FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).”  FSP FIN 46(R)-6 addresses whether certain arrangements associated with variable interest entities (VIEs) should be treated as variable interests or considered as creators of variability, and indicates that the variability to be considered shall be on based on an analysis of the design of the entity.  FSP FIN 46(R)-6 was adopted on June 15, 2006.  The adoption of this statement did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Management is currently evaluating the potential impact, if any, which the adoption of FIN 48 will have on the Company’s financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.”  FAS 157 enhances existing guidance for measuring assets and liabilities using fair value, such as emphasizing that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management is currently evaluating the potential impact, if any, which the adoption of FAS 157 will have on the Company’s financial statements.

In September 2006, the FASB also issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  FAS 158 requires companies that sponsor a defined benefit pension plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its balance sheet.  FAS 158 is effective for companies with publicly traded equity securities for fiscal years ending after December 15, 2006.  The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In January and February 2005, the SEC staff discussed with several financial guaranty industry participants the difference in loss reserve recognition practices in the industry.  In June 2005, at the request of the SEC, the FASB added a project to their agenda to review and codify accounting standards for financial guaranty insurance contracts as they relate to loss reserving policies and later added a review of accounting policies in the financial guaranty insurance industry as they relate to premium recognition and deferred policy acquisition costs. Proposed guidance is expected to be released in early 2007 with the final guidance expected to be issued later in the year. When the FASB issues final guidance, the financial guaranty insurance industry, including the Company, may have to change certain aspects of its relevant accounting policies.  Until a final standard is released, the Company cannot predict how the FASB will resolve this issue and the resulting impact on its financial statements.  Further, until the issue is resolved, the Company will continue to apply the accounting policies as disclosed in its audited financials statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the year ended December 31, 2006.  Management is currently evaluating the potential impact, if any, which the adoption of SAB 108 will have on the Company’s financial statements.

4.  CDO ASSET MANAGEMENT BUSINESS

One of the ways the Company participates in the structured finance market is through structuring and managing CDOs originated in collaboration with investment banks. CDOs can be issued in funded, unfunded or partially funded form. Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities (i.e., assets and liabilities are in derivative form). Partially funded CDOs are a combination of these two forms. From an accounting perspective, funded and partially funded CDOs are determined to be VIEs. Each time such CDOs are formed, the

Company performs an analysis to determine whether it is the primary beneficiary and thus required to consolidate the CDO under the provisions of FASB Staff Position (“FSP”) FIN 46(R)-6.

The following table lists each of the Company’s CDOs outstanding as of September 30, 2006 (dollars in millions):

	Year						Original		First
	Deal	Transaction		Notional			Investment in	Retained	Optional	Maturity
CDO name	Closed	Type	Collateral Type (1)	Deal Size (3)		Consolidated	Retained Equity	Equity %	Call Date	Date
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$404		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	400		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,500		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	450		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,500		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	452		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	450		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,500		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	750		No	1.4	5	12/2009	6/2041
Total Asset-Backed CDOs				10,881			128.9

Corporate Credit CDOs:
ACA CDS 2001-1	2002	Unfunded	Investment Grade	1,000		No	22.5	100	N/A	4/2007
ACA CDS 2002-1	2002	Partially funded	Investment Grade	1,000		Yes	22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	63	(2)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	63	(2)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	334		No	—	—	N/A	9/2016
Total Corporate Credit CDOs				3,460			69.5

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	350		No	—	—	7/2009	7/2018
Total Leveraged Loan CDOs				650			5.0

Total				$14,991			$203.4

(1)                 Investment grade collateral is rated “BBB-“ or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-“ or better.

(2)                 The original notional deal sizes for Argon 49 and Argon 57 were € 50 million each. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on September 30, 2006.

(3)                 Notional deal size is defined as total liabilities at the deal’s inception.

As of September 30, 2006 and December 31, 2005, consolidated liabilities include non-recourse debt from consolidated CDOs of $4,737.7 million and $4,833.2 million, respectively. Also, as of September 30, 2006 and December 31, 2005, investment in fixed maturity securities includes investments related to CDOs of $4,659.8 million and $4,810.9 million, respectively.

5.  NET INSURED CREDIT SWAP REVENUE AND OTHER NET CREDIT SWAP REVENUE

Net insured credit swap revenue includes insured credit swap premiums received for credit protection the Company has sold under its insured credit swaps as well as realized and unrealized gains and losses related to those transactions.  Realized losses arise upon the occurrence of credit events requiring payment by the Company under the related credit swap and, additionally, realized gains or losses could occur if a transaction is terminated in advance of its scheduled termination date.  Unrealized gains and losses represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133.  The fair value of the Company’s insured credit swaps are recorded as either a derivative liability or derivative asset in the consolidated balance sheets.

The following table disaggregates net insured credit swap revenue into its component parts for the three months and  nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net insured credit swap revenue
Insured credit swap premiums earned	$13,742	$9,673	$35,023	$20,138
Unrealized gains (losses) on insured credit swaps	3,337	2,856	2,158	(3,066)
Realized gains on insured credit swaps	—	—	2,009	—
Total net insured credit swap revenue	$17,079	$12,529	$39,190	$17,072

Other net credit swap revenue includes revenues received from a partially funded CDS CDO which sells credit protection under credit swaps for which it receives fixed quarterly fees as well as the residual returns on two synthetic equity participations.  Other net credit swap revenue also includes net realized and unrealized gains and losses associated with these transactions.  These revenues are included in the Company’s consolidated statement of operations.

The following table disaggregates other net credit swap revenue into its component parts for the three months and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Other net credit swap revenue
Credit swap fees earned	$2,530	$2,514	$7,783	$6,044
Unrealized losses on credit swaps	(440)	(1,368)	(149)	(2,374)
Total other net credit swap revenue	$2,090	$1,146	$7,634	$3,670

6.  LITIGATION

In May 2006, the Company paid a judgment in the amount of $3.7 million in satisfaction of a damages award in connection with an employment contract dispute with a former executive of the Company plus accrued interest through the date of payment. Also in May 2006, the Company settled the former executive’s attorney’s fees at an additional amount of $0.6 million. The Company had recorded a reserve of $4.2 million to cover these costs in December 2005. A judicial satisfaction of the judgment has been filed and the Company has no additional liability with respect to this matter.

7.  SEGMENT INFORMATION

The Company’s reportable segments are as follows:

(1)           Structured Credit, which structures and sells credit protection, principally in the form of insured CDS, against a variety of asset classes in the institutional fixed income markets;

(2)           Municipal Finance, which provides insurance guaranteeing the timely payment of ultimate principal and interest on municipal obligations;

(3)           CDO Asset Management, which originates, structures and manages assets, primarily corporate obligations or asset-backed securities, in funded, partially funded or synthetic CDOs; and

(4)           Other, which primarily includes trade credit insurance business and financial guaranty insurance on certain other sectors, each of which the Company is no longer engaged in.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately since each business requires different marketing strategies, personnel skill sets and technology.

Where determinable, the Company specifically assigns assets to each segment, otherwise, the Company allocates assets based on estimates. In general, allocation percentages for assets are determined based on each line’s estimated capital utilization from a rating agency perspective.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on its income (loss) before income taxes. Reportable segment results are presented net of material inter-segment transactions. The following tables summarize the Company’s operations and allocation of assets as of and for the three months and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three months ended September 30, 2006
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$153	$5,285	$—	$132	$5,570

Premiums earned	$168	$8,128	$—	$298	$8,594
Net insured credit swap revenue	14,524	284	2,271	—	17,079
Net investment income	2,136	3,852	81,008	892	87,888
Net realized and unrealized losses on investments	(126)	(154)	(436)	(36)	(752)
Net realized and unrealized gains on derivative instruments	—	—	755	—	755
Other net credit swap revenue	25	—	2,065	—	2,090
Fee and other income	593	159	6,106	—	6,858
Total revenues	17,320	12,269	91,769	1,154	122,512

EXPENSES:
Loss and loss adjustment expenses	—	2,120	—	456	2,576
Policy acquisition costs	—	2,556	—	82	2,638
Other operating expenses	4,673	2,115	5,150	61	11,999
Interest expense	679	450	74,872	94	76,095
Depreciation and amortization	221	201	2,034	—	2,456
Total expenses	5,573	7,442	82,056	693	95,764
Income of minority interest	(32)	—	(865)	—	(897)
Income before income taxes	11,715	4,827	8,848	461	25,851
Provision for income tax expense	4,372	1,829	3,404	185	9,790
Net income	$7,343	$2,998	$5,444	$276	$16,061

Segment Assets	$351,178	$483,516	$5,107,310	$104,163	$6,046,167

	Three months ended September 30, 2005
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$—	$17,738	$—	$(5)	$17,733

Premiums earned	$—	$7,273	$—	$1,280	$8,553
Net insured credit swap revenue	10,961	—	1,568	—	12,529
Net investment income	192	3,216	62,710	769	66,887
Net realized and unrealized losses on investments	(4)	(66)	(845)	(15)	(930)
Net realized and unrealized gains on derivative instruments	—	—	3,290	—	3,290
Other net credit swap revenue	—	—	1,146	—	1,146
Fee and other income	271	67	2,700	2	3,040
Total revenues	11,420	10,490	70,569	2,036	94,515

EXPENSES:
Loss and loss adjustment expenses	—	1,464	—	3,304	4,768
Policy acquisition costs	—	2,308	—	386	2,694
Other operating expenses	1,886	971	4,649	—	7,506
Interest expense	30	434	56,147	105	56,716
Depreciation and amortization	96	247	1,991	32	2,366
Total expenses	2,012	5,424	62,787	3,827	74,050
Income of minority interest	—	—	(1,440)	—	(1,440)
Income before income taxes	9,408	5,066	6,342	(1,791)	19,025
Provision for income tax expense	3,736	2,011	2,521	(712)	7,556
Net income	$5,672	$3,055	$3,821	$(1,079)	$11,469

Segment Assets	$35,417	$442,890	$5,261,761	$95,201	$5,835,269

	Nine months ended September 30, 2006
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$623	$24,669	$—	$793	$26,085

Premiums earned	$674	$19,880	$—	$1,397	$21,951
Net insured credit swap revenue	34,963	916	3,311	—	39,190
Net investment income	3,870	11,856	229,585	2,741	248,052
Net realized and unrealized losses on investments	(297)	(971)	(2,482)	(225)	(3,975)
Net realized and unrealized gains on derivative instruments	—	—	6,894	—	6,894
Other net credit swap revenue	—	—	7,634	—	7,634
Fee and other income	876	311	16,848	—	18,035
Total revenues	40,086	31,992	261,790	3,913	337,781

EXPENSES:
Loss and loss adjustment expenses	—	5,035	—	1,223	6,258
Policy acquisition costs	—	6,346	—	452	6,798
Other operating expenses	13,336	6,519	15,377	61	35,293
Interest expense	852	1,280	211,079	267	213,478
Depreciation and amortization	588	510	6,075	—	7,173
Total expenses	14,776	19,690	232,531	2,003	269,000
Income of minority interest	(39)	—	(3,087)	—	(3,126)
Income before income taxes	25,271	12,302	26,172	1,910	65,655
Provision for income tax expense	9,009	4,386	9,329	681	23,405
Net income	$16,262	$7,916	$16,843	$1,229	$42,250

Segment Assets	$351,178	$483,516	$5,107,310	$104,163	$6,046,167

	Nine months ended September 30, 2005
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$1,861	$30,434	$—	$3,243	$35,538

Premiums earned	$1,771	$17,597	$—	$5,406	24,774
Net insured credit swap revenue	13,829	—	3,243	—	17,072
Net investment income	578	9,675	168,795	2,313	181,361
Net realized and unrealized losses on investments	(17)	(283)	(1,786)	(67)	(2,153)
Net realized and unrealized gains on derivative instruments	—	—	7,330	—	7,330
Other net credit swap revenue	—	—	3,670	—	3,670
Fee and other income	512	104	7,083	2	7,701
Total revenues.	16,673	27,093	188,335	7,654	239,755

EXPENSES:
Loss and loss adjustment expenses	—	3,551	—	5,356	8,907
Policy acquisition costs	—	5,381	—	1,297	6,678
Other operating expenses	4,896	4,816	12,463	—	22,175
Interest expense	83	1,196	150,652	289	152,220
Depreciation and amortization	193	491	5,682	64	6,430
Total expenses	5,172	15,435	168,797	7,006	196,410
Income of minority interest	—	—	(3,125)	—	(3,125)
Income before income taxes	11,501	11,658	16,413	648	40,220
Provision for income tax expense	4,470	4,532	6,379	253	15,634
Net income	$7,031	$7,126	$10,034	$395	$24,586

Segment Assets	$35,417	$442,890	$5,261,761	$95,201	$5,835,269

8.  STOCK PLANS AND STOCK BASED COMPENSATION

In 2001, the Company adopted the American Capital Access Holdings, Incorporated Omnibus Incentive Compensation Plan (the “Prior Plan”) under which 2,188,584 shares of the Company’s common shares were reserved for issuance to employees, directors and consultants. In 2003, the Company’s Board of Directors approved the increase of the number of shares reserved for issuance by 72,954. In 2004, the Board of Directors approved the ACA Capital Holdings, Inc. Amended and Restated 2004 Stock Incentive Plan effective September 30, 2004 (as amended on October 4, 2004, the “2004 Plan”) amending and restating the Prior Plan and increasing the total options available under the 2004 Plan (including those previously distributed under the Prior Plan) to 4,241,538. In August 2006, the Board of Directors approved the Amended and Restated 2006 Stock Incentive Plan, to become effective upon completion of the IPO (the “2006 Plan”) which increased the total options available under the 2006 Plan, including all shares subject to existing awards thereunder pursuant to the Prior Plan and the 2004 Plan, to 6,327,972. The 2006 Plan became effective November 9, 2006. The 2006 Plan permits the grant of nonqualified and qualified stock options, incentive stock options, restricted stock, stock units, unrestricted stock, dividend equivalent and cash-based awards. The objectives of the 2006 Plan are to optimize the profitability and growth of the Company through annual long-term incentives that are consistent and linked with the Company’s goals.

In December 2004, the FASB issued FAS 123(R) that requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. FAS 123(R) replaces FAS 123 and supersedes APB 25.

Effective January 1, 2006, the Company adopted FAS 123(R) using the prospective application as permitted by FAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption. Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB 25. Compensation cost is recognized over the periods that an employee provides service in exchange for the award.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term (estimated period of time outstanding) of the stock options granted was estimated using the simplified method, in which the expected term equals the average of the graded vesting term and the contractual term. Expected volatility was estimated based on the historical volatility of comparable public companies for a period equal to the stock option’s expected term, ending on the day of grant, and calculated on a monthly basis.

September 30,
2006
Expected life (years)	6.00
Risk free interest rate	4.55-4.91%
Volatility	25.00%
Dividend yield	0.00%

In the first nine months of 2006, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $0.6 million. The incremental stock-based compensation expense caused income before income taxes and net income to decrease by $0.6 million and $0.4 million, respectively, and basic and diluted earnings per share each to decrease by $0.01 per share. There was no effect on cash provided by operating activities and cash provided by financing activities related to excess tax benefits from stock-based payment arrangements in the first nine months of 2006.

Prior to the adoption of FAS 123(R), the Company applied APB 25 to account for its stock-based compensation awards and provided the required pro forma disclosures of FAS 123. The following table illustrates the effect on net income and earnings per share had compensation expense for stock-based compensation awards been recorded in the nine months ended September 30, 2005 based on the fair value method under FAS 123.

	Three months ended	Nine months ended
(In thousands, except per share amounts)	September 30, 2005	September 30, 2005
Net income, as reported	$11,469	$24,586
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Stock based compensation expense determined under fair value method for awards, granted prior to the adoption of FAS 123(R), net of related tax effects	(60)	(207)
Pro forma net income	$11,409	$24,379
Earnings per share
Basic—as reported	$0.50	$1.08
Basic—pro forma	$0.50	$1.07
Diluted—as reported	$0.39	$0.83
Diluted—pro forma	$0.38	$0.82

Unless otherwise specified, each option vests ratably either annually over 3 years or every 6 months over 3 1/2 years, beginning at the date of grant. As long as the grantee is still with the Company, if not vested by its terms, each option fully vests upon the earliest of:

•                  the grantee’s normal retirement date;

•                  the grantee’s death or disability; or

•                  the occurrence of a change of control of the Company.

Information with regard to stock options for nine months ended September 30, 2006, is as follows:

		Weighted Average
	Number of Shares	Exercise Price Per Share
Outstanding, January 1, 2006	3,043,650	$10.54
Granted	1,077,000	12.70
Exercised	(663,540)	10.23
Forfeited	(75,384)	10.93
Expired	—	—
Outstanding, September 30, 2006	3,381,726	$11.28
Options vested, September 30, 2006	1,689,567	$10.88

The table summarizes information regarding fully vested share options as of September 30, 2006:

(Dollars in thousands, except per share amount)
Number of options vested	1,689,567
Weighted average exercise price per share	$10.88
Aggregate intrinsic value (excess market price over exercise price)	$5,356
Weighted average remaining contractual term of options (in years)	6.02

The weighted average grant date fair values of the stock options granted during the nine months ended September 30, 2006 and 2005 were $4.47 and $2.35, respectively. As of September 30, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over a weighted average period of 2.89 years.

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
		(Years)
$9.43—$10.77	1,942,194	6.55	$10.33	1,221,800	$10.29
$10.78—$12.12	96,000	8.37	$11.63	40,539	$11.63
$12.13—$13.47	1,343,532	8.56	$12.64	427,228	$12.48
	3,381,726	7.38	$11.28	1,689,567	$10.88

9.  INVESTMENTS

The Company accounts for its investments in fixed maturity securities in accordance with the FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” and Emerging Issues Task Force (“EITF”) Issue  99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Management determines the appropriate classification of securities at the time of purchase. As of September 30, 2006 and December 31, 2005, all investments in fixed maturity securities, with the exception of the Company’s investments in its credit opportunity fund (see Note 10), were designated as available-for-sale and were carried at fair value. Fixed maturity securities in the Company’s credit opportunity fund are designated as trading and are also carried at fair value. The difference between fair value and amortized cost of available-for-sale securities is included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. Changes in fair value of trading securities are included in net income. The fair value of these securities are based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, (v) the Company’s intent and ability to hold the investment until the values recover, and (vi) for asset-backed securities, the estimated cash flows. When the analysis of the above factors results in a conclusion that a decline in fair values is other than temporary, the cost of the security is written down to fair value as of the reporting date and any previously unrealized loss is realized in the period such a determination is made.

On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP also amends FAS 115. We adopted this FSP effective January 1, 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance, prior to the issuance of EITF Issue 03-1, in assessing whether an impairment is other than temporary. The impact from the adoption of this guidance was not material.

The Company recognized $2.2 million and $1.4 million of other than temporary impairments within the CDO VIE portfolio during the nine months ended September 30, 2006 and 2005, respectively.

The following table shows the gross unrealized losses and fair value of our fixed maturity securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$3,268	$(4)	$21,462	$(522)	$24,730	$(526)
Federal-agency securities	23,701	(134)	50,524	(870)	74,225	(1,004)
Obligations of states and political subdivisions	1,091	(5)	57,096	(840)	58,187	(845)
Corporate securities	9,330	(170)	65,257	(2,155)	74,587	(2,325)
Asset-backed securities	—	—	5,953	(73)	5,953	(73)
Mortgage-backed securities	31,081	(277)	98,071	(2,748)	129,152	(3,025)
Total non-VIE securities	68,471	(590)	298,363	(7,208)	366,834	(7,798)
Available for sale-VIE—asset-backed securities	713,759	(8,583)	483,157	(8,083)	1,196,916	(16,666)
Total available for sale-non-VIE	$782,230	$(9,173)	$781,520	$(15,291)	$1,563,750	$(24,464)

The unrealized losses on the Company’s investments were generally caused by interest rate increases. Because the decline in market value of these securities was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily-impaired at September 30, 2006.

Included above are 434 fixed maturity securities, 170 in the non-VIE portfolios, and 264 in the VIE portfolios. At September 30, 2006, there were 4 fixed maturity securities each of whose amortized cost exceeded its respective fair value by greater than 20%. In addition, over 98% of these securities are rated investment grade in the non-VIE portfolios while over 98% are rated investment grade in the VIE portfolios. Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of September 30, 2006.

10.  CREDIT OPPORTUNITY FUND

In May 2006, the Company launched a credit opportunity fund (“Credit Fund”) to leverage its expertise in the capital and credit markets and as an asset manager. The fund invests in fixed income securities, particularly in the asset-backed sector. The Credit Fund had net assets under management of $25.0 million as of September 30, 2006, of which the Company had invested $16.4 million. The remaining $8.6 million was invested by third party investors. In addition to receiving a return on its investment in the Credit Fund, the Company is paid a management fee to select and manage the assets of the fund for third-parties. For accounting purposes, the Credit Fund is consolidated in the Company’s financial statements as of September 30, 2006 and its financial results are recorded in the Structured Credit line of business. As of September 30, 2006, the Credit Fund had total assets of $317.7 million, including investments in fixed-maturity securities trading of $218.0 million, securities purchased under agreements to resell of $32.1 million and receivable for securities sold of $66.1 million, and total liabilities and minority interest of $301.2 million, including fixed-maturity liabilities held for trading of $7.6 million, securities sold under agreement to repurchase of $235.7 million and payable for securities purchased of $48.6 million, included in the Company’s condensed consolidated balance sheet.  The Company’s condensed consolidated statement of operations included net realized and unrealized losses on the Credit Fund of $0.1 million for both the three and nine months ended September 30, 2006 and net investment income of $1.0 million and $1.1 million for the three and nine months ended September 30, 2006, respectively.

11.  SENIOR CONVERTIBLE PREFERRED STOCK

In April 2006, the Company issued 25 shares of senior convertible preferred stock to its existing stockholders representing the 5% “liquidation accretion” premium earned from the date of issuance through September 30, 2004. The transaction was accounted for as a dividend. A value of $2.0 million, based on the March 31, 2006 book value, was re-classified from retained earnings to senior convertible preferred stock to record the dividend.

12.  STOCK SPLIT

On August 3, 2006 the Company’s Board of Directors authorized a dividend in order to effect a six-for-one stock split on the Company’s outstanding shares of common stock and on each share of common stock to be issued upon conversion of the various classes of preferred stock of the Company. Each stockholder of record on August 3, 2006 has received five additional shares of common stock for each share of common stock held by such stockholder on that date. Additional funds have been reclassified from the additional paid in capital account to the common stock account to equal the amount of additional par value represented by the additional shares which have been issued under the stock split. Upon the conversion of the various classes of the Company’s preferred stock, each holder of convertible preferred stock, senior convertible preferred stock and series B senior convertible preferred stock will be issued, in the case of convertible preferred stockholders and senior convertible preferred stockholders, 6,000 shares for each share of preferred stock held by such holder and, in the case of the series B senior convertible preferred stockholders, 6 shares of each share of preferred stock held by such holder. All earnings per share and related stock option information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from this action. While outstanding common stock has been restated in these financial statements to reflect the stock split, the outstanding preferred stock has not been restated since such preferred stock did not convert into common stock until November 15, 2006, the date of the closing of the Company’s initial public offering.

13.  SUBSEQUENT EVENTS

On November 9, 2006, ACA Capital priced its initial public offering of common stock.  The Company sold 6,875,000 shares of common stock in the offering, at $13.00 per share, with net proceeds to ACA Capital of $79.1 million.  The transaction closed on November 15, 2006.  ACA Capital is listed on the New York Stock Exchange under the symbol “ACA.” Upon the closing of its initial public offering of common stock, the Company converted 154 shares of senior convertible stock to 924,000 shares of common stock, 959 shares of convertible preferred stock converted to 5,754,000 shares of common stock and 2,785,769 shares of series B senior convertible preferred stock converted to 16,714,614 shares of common stock.

On August 3, 2006, the compensation committee granted in the aggregate to certain of the Company’s officers 234,000 shares of restricted stock and options to purchase 543,000 shares of common stock, in each case, subject to the completion of the Company’s initial public offering. The shares vest in equal installments on each of the first four anniversaries of the grant date. The options have an exercise price per share equal to the offering price per share of $13.00, have a term of ten years subject to earlier termination and vest in equal installments every six months over 42 months. The shares and options were granted effective November 10, 2006. In addition, on August 18, 2006, the Company’s Board of Directors authorized the grant of $40,000 of restricted stock to two of its independent directors contingent upon the successful completion of the Company’s initial public offering.  These shares of restricted stock will vest one-third per year over a three year period.  Pursuant to this authorization, the Company granted, in aggregate, 6,154 shares of restricted stock to these directors, effective November 10, 2006.

With respect to rating agency and regulatory matters, the Maryland Insurance Administration (“MIA”) is currently in the process of completing its five year regulatory examination of ACA FG with respect to the period ended December 31, 2003. ACA FG received a final draft report on the findings in November 2006. The report will become final December 30, 2006.  At June 30, 2005, management had recorded $4.4 million of adjustments in the statutory basis financial statements of ACA FG arising from the regulatory examination described above.  These adjustments did not cause ACA FG to fall below the minimum regulatory capital requirement of $75 million or the minimum capital requirements as defined by Standard & Poor’s for the maintenance of its “A” financial strength rating.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements that are not historical or current facts and may be considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  The words “believe”, “anticipate”, “project”, “plan”, “expect”, “intend”, “will likely result”, “looking forward” or “will continue”, and similar expressions identify forward-looking statements.  Such statements reflect the Company’s current expectations or forecasts of future events based on its current views and assumptions regarding future events and economic performance.

Any or all of the forward-looking statements herein are subject to risks and uncertainties that may cause actual results to differ materially from those set forth in these statements.  Among factors that could cause actual results to differ materially are: (1) a downgrade of, or other rating action with respect to, the financial strength rating assigned by Standard & Poor’s Rating Services to ACA FG at any time, which action has occurred in the past; (2) difficulties with the execution of the Company’s business strategy; (3) changes in the economic, credit or interest rate environment in the United States and overseas; (4) the level of activity in the national and global debt markets; (5) market spreads and pricing on derivative products insured or issued by us; (6) prepayment speeds on insured asset-backed securities and other factors that may influence the maturity of CDOs and related management fees paid to us; (7) decreased demand for our insurance products or increased competition in our markets; (8) changes in accounting policies or practices that may impact our reported financial results; (9) the amount of reserves established for losses and loss expenses; (10) changes in regulation or tax laws applicable to us or customers; (11) governmental action; (12) loss of key personnel; (13) technological developments; (14) the effects of mergers, acquisitions and divestitures; (15) other risks and uncertainties that have not been identified at this time; (16) management’s response to these factors; and (17) other risk factors identified in the Company’s Registration Statement on Form S-1, File No. 333-133949, as filed with the Securities and Exchange Commission and declared effective on November 9, 2006 (the “Registration Statement”).  The Company cautions that forward-looking statements made by it speak only as of the date on which they are made, and, except as required by law, the Company does not undertake any obligation to update or revise such statements if the Company’s expectations change or the Company becomes aware that any forward-looking statement is not likely to be achieved.

If one or more of these or other risks or uncertainties materialize, or if the Company’s underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this filing reflect management’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company’s operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or to individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

OVERVIEW

Executive Summary

We are a holding company engaged in the business of providing financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and municipal finance capital markets. We also provide asset management services to specific segments of the structured finance capital markets and participate in our target markets both as a provider of credit protection through the sale of financial guaranty insurance products, for risk-based revenues, and as an asset manager, for fee-based revenues. We conduct our financial guaranty insurance businesses through ACA FG, our “A” rated, regulated insurance subsidiary. The Company conducts its asset management business through ACA Management, L.L.C., a subsidiary of ACA FG. As of September 30, 2006, we had credit exposure of $37.3 billion and our assets under management for third parties were $14.7 billion. We apply our core competencies of credit analysis, structuring, risk management and surveillance across our business platform to create efficiencies in our operations and to deliver a wide range of services and product solutions for institutional customers.

Approximately 90% of our assets on an unconsolidated basis represent our 100% ownership interest in ACA FG. ACA FG provides financial guaranty insurance policies for our Municipal Finance business, for the credit swaps in our Structured Credit business and for certain other transactions described in “Other.” Our CDO Asset Management business is operated by ACA Management, L.L.C., an SEC registered investment adviser.

We sell credit swaps in the institutional fixed income markets, which are insured by ACA FG, and provide financial guaranty insurance on municipal and other public finance bonds. We also provide asset management services by selecting and managing pools of fixed income assets for CDOs we create for institutional investors.

Our financial results include three principal operating business lines: Structured Credit and Municipal Finance, which are both financial guaranty insurance lines of business, and our CDO Asset Management business. We have a fourth business line, Other, which encompasses specified insurance transactions in areas in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain asset-backed securitizations, principally, manufactured housing.

We believe it is more meaningful to analyze our financial performance on an annual, rather than a quarterly, basis in order to give our business lines flexibility to select only those opportunities that meet our risk-adjusted return expectations. We believe this maximizes our profitability and allows our business lines to avoid unfavorable pricing, credit spreads and general market conditions that may occur in any particular quarter. Furthermore, during any given year we enter into a limited number of transactions in each of our lines of business and do not set corporate goals based on closing a specified number of transactions or writing a specific notional or par amount in any particular quarter or year. The transactions in which we participate are often highly negotiated and often take a significant period of time from start to finish, up to one year in Municipal Finance and up to nine months for a CDO.  Accordingly, our financial performance can vary significantly from quarter to quarter and the operating results for any quarter are not indicative of results for any future period.

As a result, we use performance metrics other than the number of transactions to manage our business and set performance targets. Aggregate fixed insured credit swap premiums payable to us and aggregate notional amount of our insured credit swaps in any given year are the performance metrics we use for analyzing the Structured Credit business. The aggregate fixed insured credit swap premium payments paid to us are presented in our consolidated statement of operations as a component of net insured credit swap revenue. For Municipal Finance, we target a certain level of written premiums, since premiums are earned over up to 30 years per transaction, and therefore do not significantly impact earned premium in any given year on an individual policy basis. In the case of CDO Asset Management, we set targets for Assets Under Management (“AUM”) for each year. Additionally, we analyze the profitability of each transaction relative to the risk-adjusted return expectations and reviews overall performance using a measure known as net economic income. We believe that analyzing net economic income enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance. See “—Net Economic Income.”

We seek to maximize revenue which is a function of both the notional or net par amount and the premium for any given transaction based on the level of risk, credit spreads and opportunities associated with the transaction. Since a substantial part of our financial performance in any given period relates to revenues earned for credit swap and Municipal Finance guarantees written in prior periods, and to existing CDO assets under management, our financial performance in any given quarter or year is not highly correlated to the number of transaction in that period.

If we are the primary beneficiary of a CDO as determined under FIN 46R (revised December 2003), “Consolidation of Variable Interest Entities,” we are required to consolidate the CDO on its financial statements. When we entered the CDO Asset Management business in 2002, in order to increase the marketability of our CDOs we retained the entire or the majority of the equity position in our CDOs. Accordingly, we are required to consolidate the seven funded CDOs out of the first nine CDOs we closed. Although these CDOs are consolidated, we do not have the right to use the assets of the CDOs for general operations and the debt liabilities of the CDOs are without recourse to any assets other than those of the CDOs. In addition, we are required to mark to market any derivatives included in the consolidated CDO structures.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs and are not deemed a primary beneficiary of those CDOs. Thus, we are not required to consolidate these CDOs based on a FIN 46(R) analysis. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and EITF Issue 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets.” During 2005 and the first nine months of 2006 we purchased equity interests in six of the eleven newly closed CDOs. We intend to continue to retain a lesser share of the equity position of our future CDOs and therefore do not expect to consolidate those CDOs. Our consolidated CDOs have provisions for call dates commencing from 2005 to 2009, which differ from the stated maturity dates. Once the consolidated CDOs mature or are called, our financial statements will no longer be impacted by CDO consolidation. For a detailed discussion of the impact of consolidation on our financial statements, see “—Results by Business Line—CDO Asset Management—Consolidation of VIEs.”

Revenues

Within our Structured Credit business line, our primary source of revenue is:

•       revenue from the credit protection that we sell, in the form of insured credit swaps.

Within our Municipal Finance business line, our primary source of revenue is:

•       premiums from insuring the obligations of municipalities and other tax-exempt entities, typically received on an upfront basis.

Within our CDO Asset Management business line, our primary sources of revenues include:

•       asset management and structuring fees related to CDOs;

•       warehouse income, which are fees earned prior to the closing of the CDO while the Company is accumulating the CDO assets. (During asset accumulation, the CDO assets are owned by the sponsoring investment bank and held in what we call a warehouse facility);

•       investment income from our portfolio of consolidated CDO assets, including income from CDO equity investments;

•       credit swap fees from our CDOs; and

•       premiums for credit swaps on insured equity tranches of unfunded synthetic CDOs.

While some transactions may be subject to an early call or refunding, generally each of our business lines produce revenues which are fairly predictable. Our Structured Credit transactions generally pay a quarterly premium as a percentage of the notional amount of the credit swap over the life of the credit swap. Our Municipal Finance transactions generally pay premiums upfront, which are earned in proportion to the expiration of risk, which is par. Premium payable in our Municipal Finance transactions is allocated to each par maturity and earned on a straight-line basis for the period the related par is outstanding. In our CDO Asset Management business line, management fees are paid on a contractual basis as a percentage of AUM over the life of the transaction.

ACA Capital, through special purpose indirect subsidiaries of ACA FG, enters into credit swap transactions with various financial institutions, which are insured by ACA FG. We enter into credit swaps with an intent that they remain outstanding for the entire term of the contract. These insured credit swaps are accounted for at fair value since they do not qualify for the financial guarantee scope exception under FAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended. Changes in the fair value of these contracts are marked to market under the requirements of FAS 133 and are recorded, together with the related fixed quarterly premium payments payable to us under the insured credit swaps, under the caption net insured credit swap revenue. We expect the fair values of these insured credit swaps to fluctuate primarily based on changes in credit spreads and the credit quality of the underlying referenced entities. When we hold these insured credit swaps for the entire term of the contract, the cumulative changes in fair value will net to zero at the end of the term, provided that we do not incur credit losses on the contract. In certain circumstances, we may agree with a counterparty to terminate an insured credit swap transaction prior to its maturity (such as on request of the counterparty or for risk management purposes, for instance in connection with a deterioration of the underlying portfolio). We may experience realized gains or losses in connection with the early termination of insured credit swap transactions.

In addition to the revenue items listed above, all of our business lines are allocated a percentage of the investment income generated by the fixed-income securities in our non-CDO investment portfolio based on each business line’s estimated capital utilization. This investment portfolio, including cash and short-term investments, at September 30, 2006, was approximately $558.8 million and resides in our insurance subsidiary, ACA FG.

We also experience net realized gains and losses on investments from the sale or impairment of securities in ACA FG’s investment portfolio as well as from the gains and losses on assets from our CDOs. We may also realize gains or losses on derivatives resulting from losses relating to credit event payments made by us under our credit swaps. We also are required to record all of these contracts at fair value under FAS 133. Fair value gains and losses represent changes in the fair value of these derivative contracts. As discussed above, we expect these fair values, and therefore unrealized gains and losses, to fluctuate primarily based on changes in credit spreads and credit quality of the underlying referenced entities and in the case of interest rate swaps and caps, changes in prevailing market interest rates.

Expenses

Our consolidated expenses include six types:

•       Loss and loss adjustment expense, or LAE, reserves are established on our non-derivative exposure in an amount equal to its estimate of identified or case-specific reserves and non-specific reserves, including costs of settlement, on the obligations we have insured. LAE reserves relate primarily to our Municipal Finance business, given the low investment grade or non-investment grade exposure that it takes in this portion of its business.

•       Policy acquisition costs relate to the expenses incurred that vary with and are directly attributable to the generation of insurance premiums, including, but not limited to, premium taxes, personnel and personnel-related expenses of individuals involved in marketing and underwriting, and certain rating agency and legal fees for municipal and non-derivative structured finance business. Policy acquisition costs are deferred and recognized over the period in which the related premiums are earned. The costs associated with the generation of our Structured Credit transactions that are in the form of credit swaps are not deferred; rather, they are expensed as incurred.

•       Other operating expenses, not directly attributable to the generation of insurance premiums, primarily consist of employee compensation and general operating expenses, including rent, marketing and advertising and other professional service fees.

•       Interest expenses primarily consist of interest payments due on the debt of consolidated CDOs and on debt issued by us.

•       Depreciation and amortization expenses primarily consist of the amortization of capitalized debt issuance costs, including rating, legal and banking fees, related to the issuance of our consolidated CDOs and costs of capitalized equipment purchases and leasehold improvements.

•       Income tax expenses which are generally a function of our profitability and the applicable tax rate in the various jurisdictions in which we do business.

Additional Information

Other

We have a fourth line of business, Other, which encompasses insurance products in which we are no longer active, trade credit reinsurance and insurance of certain classes of assets in asset-backed securitizations, principally manufactured housing. At September 30, 2006, all of the exposure in this business line had either expired or was in run-off. Run-off indicates that while we will not add new exposure, we have some current exposure that has not yet expired.

With respect to the trade credit reinsurance portion of “Other,” this business was in run-off at September 30, 2006. Trade credit insurance provides protection against bad debt losses and export trade risks. We did not enter into new trade credit reinsurance contracts during 2005 or during the first nine months of 2006; however, we have outstanding exposure to contracts entered into during 2003 and 2004 until such exposure expires, generally over the next five years. On a net margin basis, defined as premiums earned less losses and commission and brokerage expenses, the contribution of these trade credit reinsurance contracts to our net income was $0 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. We have no plans to enter into new trade credit reinsurance contracts in the future.

Three of a portfolio of 12 securitized manufactured housing bonds that we insured in 1999 experienced losses in 2004 and 2005. In response to an increase in the rate of delinquencies observed in the mortgages underlying each of the related securitizations, we established a case specific reserve in 2004 in the amount of $20.3 million. This reserve represented the present value of expected losses, discounted at the applicable treasury rate. Due to the very long tenor of these bonds, payments are projected to continue through 2033. Each year we increase the reserve for accretion to adjust to the proper present value. While the reserve represents our best estimate at the time of establishment of ultimate losses on a present value basis, facts and circumstances may change such that the estimate is required to be revalued. In the first nine months of 2006, we recorded accretion of $0.7 million on this reserve and made claim payments of $1.0 million. In 2005, in addition to the $1.0 million we recorded for accretion less the $0.7 million we made in claim payments, we increased the reserve by an additional $2.4 million. As of September 30, 2006, the reserve was $22.7 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The following accounting estimates are viewed by us to be critical because they require significant judgment on our part. Financial results could be materially different if alternate methodologies were used or if we modified our assumptions.

Premiums Earned—Premiums on financial guaranty insurance products in the form of traditional insurance policies are typically received on an upfront basis, although certain policies pay premium in periodic installments. The vast majority of our Municipal Finance business is conducted through the issuance of traditional policies. Traditional policies are those that meet the scope exception of the guidance of FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” paragraph 10d, as amended by FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The scope exception provides that financial guaranty contracts are not subject to FAS 133, if they meet certain specified criteria. In general, premiums from insured municipal obligations are received on an upfront basis. Installment premiums are earned over each installment period, which is generally one year or less. Upfront premiums are earned in proportion to the expiration of risk, which is par. Premium is allocated to each par maturity (e.g., principal payment) included in an insured bond and earned on a straight-line basis for the period that the related insured risk is outstanding. Unearned premiums represent that portion of premiums which is applicable to coverage of risk to be provided in the future on policies in-force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining unearned premiums, less any amount credited to the refunding issue insured by us, are recognized as earned premium. The amounts of premiums earned from refundings were approximately $7.3 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively.

In connection with its review of certain accounting standards for financial guaranty insurance contracts, the FASB is considering potential changes relating to premium revenue recognition. See “—FASB Financial Guaranty Insurance Review” for further explanation of potential changes.

Net Insured Credit Swap Revenue—ACA FG insures the obligations of ACA Capital’s affiliated special purpose entities under credit swaps, pursuant to which we sell credit protection. The related insured credit swap premiums are included in net insured credit swap revenue and are generally received in quarterly fixed payments over the life of the related swaps. Obtaining the fair value (as such term is defined in FAS 133) for such instruments requires the use of management judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other transactions bearing similar risk characteristics. The fair value of these instruments is included in derivative assets or derivative liabilities. We do not believe that our credit swaps meet the scope exception of FAS 133, paragraph 10d, as amended by FAS 149, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

Net insured credit swap revenue includes insured credit swap premiums received and realized and unrealized gains and losses on such credit swaps.

Derivative Contracts.    All derivative instruments are recognized in our consolidated balance sheet as either assets or liabilities depending on the fair value to us as a credit protection seller as of the determination date. All derivative instruments are measured at estimated fair value. We value derivative contracts based on quoted market prices, when available. However, if quoted prices are not available, the fair value is estimated using valuation models specific to the type of credit protection. Valuation models include the use of management estimates and current market information. We utilize both proprietary and vendor based models (including rating agency models) and a variety of market data to provide the best estimate of fair value. Some of the more significant types of market data that influence our models include, but are not limited to, credit ratings, interest rates, credit spreads, default probabilities and recovery rates. If management’s underlying assumptions for evaluating fair value prove to be inaccurate, there could be material changes in our consolidated operating results.

Our principal derivative activity arises when we (i) originate synthetic CDOs where we assume the equity or first loss position through the use of a credit swap that is insured by ACA FG, (ii) insure tranches of credit swaps in our Structured Credit business also through ACA FG, and (iii) hedge against interest rate risk and certain financing costs in our consolidated CDOs.

Since our insured credit swap transactions, including any equity tranches that we retain in our CDOs, are not actively traded securities and have no observable market price, we utilize comprehensive internally developed models to estimate changes in fair value. We enter into our insured credit swaps with an intent to hold the contracts to maturity. Therefore, notwithstanding the changes in fair value recorded on our consolidated statement of operations, assuming that we do not incur credit losses on the contracts and the contracts are held to term, the cumulative changes in fair value will net to zero at maturity.

In prior periods we have also recorded the income received from the credit swaps that constitute the assets of one partially funded consolidated synthetic CDO under one caption, derivative income, separate from the change in fair value and any realized losses or gains associated with these derivatives, which was recorded as realized and unrealized gains (losses) on derivative instruments on our consolidated statement of operations. In order to be consistent with our newly adopted accounting policy on insured credit swap transactions, we have reclassified the derivative income from these derivatives and that portion of net realized and unrealized gains (losses) on derivative instruments that relates to these derivatives, and present them in our consolidated statement of operations on a net basis as other net credit swap revenues.

We enter into interest rate swaps to hedge our exposure to variable interest rates within our asset-backed CDOs. The value of the swaps will vary with changes in interest rates. Any ineffective portion of the cash flow hedge in those CDOs that are consolidated on our books have their change in fair value recorded in our consolidated statement of operations, while the effective portion is recorded to accumulated other comprehensive income. Ineffectiveness within the cash flow hedges occurs because certain upfront expenses of our CDOs are financed through these interest rate swaps. Effective July 1, 2005, we met the documentation standards of FAS 133 to qualify these swaps as cash flow hedges for accounting purposes on a prospective basis. Prior to July 1, 2005, we did not meet the documentation standard to achieve cash flow hedge accounting as required by FAS 133. As a result, these derivative contracts were not designated as cash flow hedges and the associated mark to market adjustments were included in our historical statements of operations. Cash flow hedges are hedges of the exposures to variable cash flows.

Policy Acquisition Costs.    Policy acquisition costs include those expenses that relate primarily to and vary with premium production. Such costs are comprised primarily of premium taxes, personnel and personnel related expenses of individuals involved in underwriting, and certain rating-agency and legal fees for municipal and non-derivative structured finance business. Anticipated claims and claim adjustment expenses are considered in determining the recoverability of acquisition costs. Net acquisition costs are deferred and amortized over the period in which the related premiums are earned. In connection with its review of certain accounting standards for financial guaranty insurance contracts, the FASB is considering potential changes relating to deferred policy acquisition costs. See “—FASB Financial Guaranty Insurance Review” for further explanation of potential changes.

Loss and Loss Adjustment Expenses.  Financial guaranty loss and loss adjustment expense reserves are established on our non-derivative exposure in an amount equal to our estimate of identified or case-specific reserves and non-specific reserves, including cost of settlement, on the obligations ACA FG has incurred. In determining our accounting policy for loss reserves, we rely primarily on FAS 60, “Accounting and Reporting by Insurance Enterprises.” However, FAS 60 was adopted when the financial guaranty industry was just beginning. As a result, FAS 60 did not contemplate the specific attributes of financial guaranty insurance as distinct from other forms of insurance. In particular, financial guaranty insurance is considered a short-duration insurance product, however, it has features that are more akin to long-duration contracts in that the term of some insured obligations can be as long as 30 years or more and the contracts are generally irrevocable. Under FAS 60, accounting for losses differs for short-duration and long-duration contracts. Because of this inconsistency, we also apply FAS 5, “Accounting for Contingencies ,” in the determination of our loss reserves. Specifically, FAS 5 requires the establishment of reserves when it is probable that a liability has been incurred at the reporting date, but only to the extent the loss can be reasonably estimated. We understand that methods of determining non-specific reserves vary within the financial guaranty industry. FASB is considering whether additional accounting guidance is necessary to address the financial guaranty industry. It is possible that as a result of FASB’s deliberations, the financial guaranty industry, including us, may have to change aspects of its accounting policies in this regard. The FASB’s proposed guidance in the form of an exposure draft is expected to be issued in early 2007. See “—FASB Financial Guaranty Insurance Review” for further explanation of potential changes.

The financial guaranty insurance policies we issued insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Active surveillance of our insured portfolio tracks the performance of insured obligations from period to period. We establish loss and LAE reserves based on surveillance group reports, the latest available industry data, and analysis of historical default and recovery experience for the relevant sectors of the fixed-income market. Together the case reserves and non-specific reserves represent management’s estimate of incurred losses on our non-derivative insured portfolio exposures.

Case specific reserves are those obligations identified as currently or likely to be in default, and represent the present value, discounted at the U.S. Treasury Note rate applicable to the term of the underlying insured obligations, of the expected LAE payments, net of estimated recoveries (under salvage and subrogation rights). Gross case-specific reserves, net of salvage, were $18.7 million and $17.7 million as of September 30, 2006 and December 31, 2005, respectively. We take into account a number of variables that depend primarily on the nature of the underlying insured obligation when we establish case specific reserves for individual policies. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. The state of the economy, rates of inflation and the salvage values of specific collateral, among other factors, may affect the actual ultimate realized losses for any policy. We do not believe that changes to these factors would materially change the amount of our case basis loss reserves, with the exception of significant changes in salvage values of specific collateral. However, case reserves are regularly reviewed to incorporate all relevant current facts and circumstances.

Beginning in 2004, the non-specific reserve is derived from the calculation of expected loss, which we estimate using a Monte Carlo simulation. A Monte Carlo simulation is a technique that is commonly used to estimate the probability of certain mathematical outcomes. It randomly selects values to create scenarios of outcomes and this random selection process is repeated many times to create multiple scenarios. Each time a value is randomly selected, it forms one possible scenario and outcome. Together, these scenarios give a range of possible outcomes, some of which are more probable and some less probable. By definition, the average solution will give the most likely potential outcome. Our risk management area typically runs at least 100,000 trials in order to determine future expected losses. The model uses the current ratings and default frequency (net of recovery) applied to each transaction with outstanding exposure to determine the expected probability distribution of loss. Default frequency and recovery amounts are published periodically by each of the major rating agencies. From the model output, we can estimate a range of expected loss. The amount of non-specific reserve recorded in the financial statements is based on the loss ratio resulting from the calculation of total losses, including past incurred losses and expected future losses divided by premium. For this purpose, premium is defined as total written premium to date plus future installment premium on closed transactions. This derived loss ratio is applied to total earned premiums to date. Case specific reserves are subtracted from this amount to arrive at net non-specific reserves. The table below shows our case and non-specific reserves as of September 30, 2006 and December 31, 2005.

	As of	As of
	September 30, 2006	December 31, 2005
	(in thousands)
Case specific reserves	$18,693	$17,672
Non specific reserves	20,685	16,634
Total	$39,378	$34,306

Prior to 2004, non-specific reserves were established on non-derivative financial guaranty business using a constant loss ratio factor as opposed to a derived loss ratio factor. The constant loss factor was determined based upon an independent rating agency study of historical corporate and municipal default rates and our portfolio characteristics and history. The methodology change in 2004 resulted in a change in our accounting estimate of these reserves.

FASB Financial Guaranty Insurance Review.    In January and February 2005, the Securities and Exchange Commission (“SEC”) staff discussed with several financial guaranty industry participants the difference in loss reserve recognition practices in the industry.  In June 2005, at the request of the SEC, the FASB added a project to their agenda to review and codify accounting standards for financial guaranty insurance contracts as they relate to loss reserving policies and later added a review of accounting policies in the financial guaranty insurance industry as they relate to premium recognition and deferred policy acquisition costs. Proposed guidance is expected to be released in early 2007 with the final guidance expected to be issued later in the year. When the FASB issues final guidance, the financial guaranty insurance industry, including the Company, may have to change certain aspects of its relevant accounting policies.  Until a final standard is released, the Company cannot predict how the FASB will resolve this issue and the resulting impact on its financial statements.  The impact, however, could be material. Further, until the issue is resolved, the Company will continue to apply the accounting policies as disclosed in its audited financials statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.  We believe that any new guidance would principally impact the accounting for our Municipal Finance business.

Investments.  The components of our investment portfolio are the fixed maturity securities of ACA FG and our CDO investments. As per FAS 115, management determines the appropriate classification of these securities at the time of purchase. As of September 30, 2006, all investments in fixed maturity securities except for those related to the Credit Fund were designated as available for sale and were carried at fair value. Unrealized gains and losses, the difference between fair value and amortized cost of available for sale securities, are included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. The fair values of these securities are based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

Bond discounts and premiums are amortized over the remaining terms of the securities using the effective-yield method. Investment income is recorded as earned. For mortgaged-backed securities and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated at least annually and revised as necessary. Any adjustments required due to the resulting change in effective yields and maturities are recognized currently in our statement of operations.

Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in net income. Additionally, we regularly monitor investments where fair value is less than amortized cost in order to assess whether such a decline in value is other than temporary and, therefore, should be reflected as a realized loss in net income. Our process for this involves the consideration of several factors. These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, (v) our intent and ability to hold the investment until the values recover, and (vi) for asset backed securities, the estimated cash flows. When the analysis of the above factors results in a conclusion that a decline in fair values is other than temporary, the cost of the security is written down to fair value as of the reporting date and any previously unrealized loss is realized in the period such a determination is made. This adjustment is recorded as realized losses in our statement of operations. As of September 30, 2006, we determined that unrealized losses on our investments were attributable to changes in interest rates and not credit quality and that we have the ability and intent to hold the investments until a recovery of fair value, which may be maturity. This assessment requires management to exercise judgment as to whether an investment is impaired based on market conditions and trends and the financial condition of the issuer.

Consolidation of Variable Interest Entities (VIEs) and Other Restricted Investments.  From an accounting perspective, funded and partially funded CDOs are deemed to be issued out of VIEs. As such, each time a CDO is formed that includes the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of FIN 46(R). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although the VIE is consolidated, we do not have the right to use the assets of the VIE for general operations and the debt liabilities of the VIE are without recourse to any assets other than those of the VIE. Our investment exposure to our CDOs is therefore limited to our equity investment, which is a first loss position of the CDO. In the instances that we own less than 100% of the CDO VIE’s equity, but are the primary beneficiary and thus consolidate the CDO VIE, we establish minority interests for the unowned portion. Total non-recourse debt of the CDO’s included on our balance sheet at September 30, 2006 and December 31, 2005 were $4.7 billion and $4.8 billion, respectively. Fixed maturity securities, a guaranteed investment contract and cash related to consolidated CDOs included on our balance sheet at September 30, 2006 and December 31, 2005 were $5.0 billion and $5.1 billion, respectively.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on analyses under FIN 46(R), we are not deemed to be the primary beneficiary of these VIEs. As a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and Emerging Issues Task Force Issue No. 99-20. During the first nine months of 2006, we closed six CDOs and purchased an equity interest in two. During 2005, we closed five CDOs and purchased equity interests in four of the five CDOs. We were not determined to be the primary beneficiary in any of these CDOs and therefore do not consolidate them.

In the second quarter of 2006, we closed our Credit Fund in the amount of $25 million. The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager. The Credit Fund invests in fixed maturity securities, particularly in the asset-backed sector. The Credit Fund had net assets under management of $25.0 million as of September 30, 2006, of which we invested $16.4 million and third party investors invested the remaining $8.6 million. In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets for third-parties. Although the Credit Fund is consolidated, we do not have the right to use the assets for general operations. See “—Results by Business Line—Structured Credit.”

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents highlights of our consolidated financial results for the three and nine months ended September 30, 2006 and 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
REVENUES:
Gross premiums written	$5,570	$17,733	$26,085	$35,538
Less premiums ceded	(189)	(2)	(375)	764

Net premiums written	5,381	17,731	25,710	36,302
(Increase) decrease in unearned premium reserve - net	3,213	(9,178)	(3,759)	(11,528)

Premiums earned	8,594	8,553	21,951	24,774
Net insured credit swap revenue	17,079	12,529	39,190	17,072
Net investment income	87,888	66,887	248,052	181,361
Net realized and unrealized losses on investments	(752)	(930)	(3,975)	(2,153)
Net realized and unrealized gains on derivative instruments	755	3,290	6,894	7,330
Other net credit swap revenue	2,090	1,146	7,634	3,670
Fee income	6,516	3,210	17,589	7,576
Other income (loss)	342	(170)	446	125
Total revenues	122,512	94,515	337,781	239,755
EXPENSES:
Loss and loss adjustment expenses	2,576	4,768	6,258	8,907
Policy acquisition costs	2,638	2,694	6,798	6,678
Other operating expenses	11,999	7,506	35,293	22,175
Interest expense	76,095	56,716	213,478	152,220
Depreciation and amortization	2,456	2,366	7,173	6,430
Total Expenses	95,764	74,050	269,000	196,410

Income of minority interest	(897)	(1,440)	(3,126)	(3,125)

Income before income taxes	25,851	19,025	65,655	40,220
Provision for income tax expense	9,790	7,556	23,405	15,634
Net Income	$16,061	$11,469	$42,250	$24,586

Total Revenues and Total Expenses

Total revenues for the three months ended September 30, 2006 were $122.5 million compared with $94.5 million for the same period in 2005, a $28.0 million increase. The growth in total revenues was primarily due to increases in investment income as a result of the impact of rising short-term interest rates, insured credit swap premiums earned in our Structured Credit line of business attributable to our growing volume of business in this area and fee income in our CDO Asset Management line of business as a result of increased assets under management and the increase in deals closed in the three months ended September 30, 2006 compared to the same period in 2005. Total expenses for the three months ended September 30, 2006 were $95.8 million compared with $74.1 million for the same period in 2005, a $21.7 million increase. This increase was primarily due to a corresponding increase in interest expense and an increase in other operating expenses commensurate with the growth of our Structured Credit and CDO Asset Management lines of business. Net income for the three months ended September 30, 2006 was $16.1 million compared to $11.5 million for the same period in 2005, an increase of $4.6 million.

Total revenues for the nine months ended September 30, 2006 were $337.8 million compared with $239.8 million for the same period in 2005, a $98.0 million increase. The growth in total revenues was primarily due to increases in investment income as a result of the impact of rising short-term interest rates, insured credit swap premiums earned in our Structured Credit line of business attributable to our growing volume of business in this area and fee income in our CDO Asset Management line of business as a result of increased assets under management and the increase in deals closed in the nine months ended September 30, 2006 compared to the same period in 2005. Total expenses for the nine months ended September 30, 2006 were $269.0 million compared with $196.4 million for the same period in 2005, a $72.6 million increase. This increase was primarily due to a corresponding increase in interest expense and an increase in other operating expenses commensurate with the growth of our Structured Credit and CDO Asset Management lines of business. Net income for the nine months ended September 30, 2006 was $42.3 million compared to $24.6 million for the same period in 2005, an increase of $17.7 million.

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

       Gross Premiums Written.  Gross premiums written for the three months ended September 30, 2006 were $5.6 million compared with $17.7 million for the same period in 2005, a decrease of $12.1 million.  The vast majority of the decrease came from our Municipal Finance business and was primarily attributable to the uneven nature of deal submissions, underwritings and subsequent closings over the course of the year that are particular to our segment of the municipal financial guaranty business.  The third quarter of 2005 included one transaction with a comparatively large upfront premium.  Because we do not use significant levels of reinsurance, net premiums written of $5.4 million and $17.7 million approximated gross premiums written for the three months ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,
	2006	2005
	(in thousands)
Gross premiums written
Structured Credit	$153	$—
Municipal Finance	5,285	17,738
Other	132	(5)
Total premiums written	$5,570	$17,733

Premiums Earned.  Premiums earned for each of the three months ended September 30, 2006 and 2005 were $8.6 million. Municipal Finance premiums earned increased $0.9 million due primarily to the increase in refunding activity for the three months ended September 30, 2006 compared to the same period in 2005. Premiums earned from refundings in the three months ended September 30, 2006 were $3.8 million compared to $3.0 million for the same period in 2005.  During the three months ended September 30, 2006 compared to the same period in 2005, we also experienced an expected decline in premiums earned from transactions classified in Other, which are in run-off.

	Three months ended September 30,
	2006	2005
	(in thousands)
Premiums Earned
Structured Credit	$168	$—
Municipal Finance	8,128	7,273
Other	298	1,280
Total premiums earned	$8,594	$8,553

        Net Insured Credit Swap Revenue.    Net insured credit swap revenue for the three months ended September 30, 2006 was $17.1 million compared with $12.5 million for the three months ended September 30, 2005, an increase of $4.6 million. Our net insured credit swap revenue is the sum of the premiums earned on our insured credit swaps, net realized gains (losses) and unrealized gains (losses) resulting from the changes in fair value of these insured credit swaps.

        Insured credit swap premiums earned related to our Structured Credit business increased $3.9 million due to an increase in our in-force transactions in 2006 compared to 2005.  Municipal Finance insured credit swap premiums earned were $0.1 million due to the completion of a transaction in the first quarter of 2006 that was in the form of an insured credit swap.

        Unrealized gains on insured credit swaps for the three months ended September 30, 2006 were $3.3 million compared to $2.9 million for the three months ended September 30, 2005, an improvement of $0.4 million. Our net unrealized gains on insured credit swaps are the result of the change in fair value of our insured credit swaps.  The insured credit swap transaction completed in our Municipal Finance business in the first quarter of 2006, being executed in this form, is also marked to market. Unrealized gains were also recorded for our synthetic equity transactions in our CDO Asset Management business principally because of net spread widening during the three months ended September 30, 2006.

	Three months ended September 30,
	2006	2005
	(in thousands)
Insured Credit Swap Premiums Earned
Structured Credit	$12,507	$8,573
Municipal Finance	134	—
CDO Asset Management	1,101	1,100
Total insured credit swap premiums earned	13,742	9,673

Unrealized gains on insured credit swaps
Structured Credit	2,017	2,388
Municipal Finance	150	—
CDO Asset Management	1,170	468
Total unrealized gains on insured credit swaps	3,337	2,856

Realized gains on insured credit swaps
Structured Credit	—	—
Municipal Finance	—	—
CDO Asset Management	—	—
Total realized gains (losses) on insured credit swaps	—	—

Net insured credit swap revenue
Structured Credit	14,524	10,961
Municipal Finance	284	—
CDO Asset Management	2,271	1,568
Total net insured credit swap revenue	$17,079	$12,529

Net Investment Income.  Net investment income for the three months ended September 30, 2006 was $87.9 million compared with $66.9 million for the three months ended September 30, 2005, an increase of $21.0 million. This increase was primarily due to the impact of rising short-term interest rates, namely one and three month LIBOR. We experienced a similar increase in interest expense. We earned $80.4 million of investment income for the three months ended September 30, 2006 on consolidated CDO assets as compared with $62.2 million for the three months ended September 30, 2005. The balance of our investment income, $7.9 million in the three months ended September 30, 2006 and $5.4 million in the same period in 2005, consisted of interest on fixed-income securities and cash equivalents primarily in our ACA FG investment portfolio, net of investment expenses. For the three months ended September 30, 2006, the effective yield, defined as investment income divided by average invested assets, on our non-CDO investment portfolio increased to 4.8% from 3.8% for the same period in 2005. Net investment income is recorded net of investment management, accounting and custody fees of $0.4 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,
	2006	2005
	(in thousands)
New investment income
Investment income—non-VIE	$7,881	$5,428
Investment income—VIE	80,428	62,224
Total investment income	88,309	67,652
Investment expenses	(421)	(765)
Total new investment income	$87,888	$66,887

Net Realized and Unrealized Losses on Investments.  Net realized and unrealized losses on investments for the three months ended September 30, 2006 were $0.8 million compared with $0.9 million for the three months ended September 30, 2005, a decrease of $0.1 million. Our net realized loss for the three months ended September 30, 2006 was primarily the result of impairments in our consolidated CDOs. We realized net losses on the sale of securities of $0.5 million for the three months ended September 30, 2006 and net losses of $0.4 million for the same period in 2005. Other than temporary impairments, or OTTI, totaled $0.3 million for the three months ended September 30, 2006 and $0.5 million for the same period in 2005 and was entirely attributable to our consolidated CDOs.

	Three months ended September 30,
	2006	2005
	(in thousands)
Net realized and unrealized losses on investments
VIE portfolio- available for sale
Other than temporary impairments	$(301)	$(514)
Net realized losses on sales	(116)	(317)
Net realized losses on VIE portfolio	(417)	(831)

Non-VIE portfolio- available for sale
Net realized losses on sales	(237)	(99)

Credit fund portfolio- trading
Net realized losses on sales	(115)	—
Net unrealized gain on trading securities	17	—
Net realized and unrealized losses on credit fund portfolio	(98)	—

Total net realized and unrealized losses on investments	$(752)	$(930)

        Net Realized and Unrealized Gains (Losses) on Derivative Instruments.    Net realized and unrealized gains on derivative instruments for three months ended September 30, 2006 were a gain of $0.8 million compared to a gain of $3.3 million for the three months ended September 30, 2005, a decrease of $2.5 million. Our net unrealized gains on derivatives were the result of the fair market valuation of derivative contracts related to our CDO Asset Management business, namely interest rate swaps and interest rate caps.

        Each three month period included gains on our interest rate swaps, as higher rates positively impacted the fair value of these swaps.

	Three months ended September 30,
	2006	2005
	(in thousands)
Net realized and unrealized gains on derivatives
CDO Asset Management
Unrealized:
Interest Rate swaps	$1,350	$3,021
Interest Rate caps	(595)	269
Total unrealized	755	3,290
Net realized and unrealized gains on derivatives-CDO Asset Management	$755	$3,290

        Other Net Credit Swap Revenue.    Other net credit swap revenue for the three months ended September 30, 2006 was $2.1 million compared with $1.1 million for the three months ended September 30, 2005, an increase of $1.0 million. This revenue was attributable to credit swap fees from a partially funded consolidated CDS CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. Other net credit swap revenue also includes realized (if any) and unrealized gains and losses associated with these credit swaps.

	Three months ended September 30,
	2006	2005
	(in thousands)

Other net credit swap revenue
Credit swap fees	$2,530	$2,514
Realized gains (losses) on credit swaps	—	—
Unrealized losses on credit swaps	(440)	(1,368)
Total other net credit swap revenue	$2,090	$1,146

Fee Income.  Fee income is generally received and earned on a quarterly basis. Fee income for the three months ended September 30, 2006 was $6.5 million compared with $3.2 million for the three months ended September 30, 2005, an increase of $3.3 million. This increase was primarily the result of increased asset management, structuring and warehousing fees related to our structuring and management of five CDOs completed in 2005 and six CDOs completed in the first nine months of 2006 all of which are unconsolidated.  These new CDOs increased our CDO assets under management from $7.8 billion at December 31, 2004 and $9.9 billion at December 31, 2005 to $14.7 billion at September 30, 2006. Asset management fees and structuring fees, and fees earned from managing assets during the warehouse period, are recognized when services are rendered as fee income in our consolidated results. Warehousing fees are the result of selecting and managing assets in the warehouse phase of the CDO. We receive structuring fees for our role in structuring the CDO. Other fee income is a result of our collection of fees in connection with waivers and consents granted to municipal bond obligors.  We recognize these fees as fee income and the associated costs as other operating expenses when the transaction closes.

	Three months ended
	September 30,
	2006	2005
	(in thousands)
Fee income
Asset management fees	$4,709	$1,538
Warehousing fees	1,075	707
Structuring fees	678	766
Other	54	199
Total fee income	$6,516	$3,210

Provision for Loss and Loss Adjustment Expenses.  Provision for loss and LAE for the three months ended September 30, 2006 was $2.6 million compared with $4.8 million for the three months ended September 30, 2005, a decrease of $2.2 million. Within the “Other” segment, trade credit losses have declined due to its run-off status and no additional reserves, other than an accretion adjustment of $0.2 million, were recorded for the manufactured housing loss exposure during the three months ended September 30, 2006.  Conversely, in the 2005 period, the manufactured housing case reserve was increased $2.5 million in addition to an accretion adjustment of $0.3 million.

	Three months ended
	September 30,
	2006	2005
	(in thousands)
Beginning: reserve for loss and LAE, net of reinsurance	$37,244	$27,122

Add: provision for case losses	928	3,520
Add: provision for general reserve.	1,648	1,248
Total provision for loss and LAE	2,576	4,768
Less: paid losses	442	(2,239)

End: reserve for loss and LAE, gross of reinsurance	$39,378	$34,129

Policy Acquisition Costs.  Policy acquisition costs for the three months ended September 30, 2006 were $2.6 million compared with $2.7 million for the three months ended September 30, 2005, a decrease of $0.1 million.

Other Operating Expenses.  Other operating expenses for the three months ended September 30, 2006 were $12.0 million compared with $7.5 million for the three months ended September 30, 2005, an increase of $4.5 million. This change results primarily from an increase in 2006 in employee compensation, benefits and premium taxes.  Employee compensation and benefits increased in 2006 due to an increase in our workforce to support our growing lines of business as well as the new requirements of becoming a public company.  The Company also incurred greater expenses for insurance, accounting and auditing, all in connection with becoming a public company. The increase in premium taxes was a result of increased premiums written, which includes insured credit swap premiums written, in the 2006 period compared to 2005.

Interest Expense.  Interest expense for the three months ended September 30, 2006 was $76.1 million compared with $56.7 million for the three months ended September 30, 2005, an increase of $19.4 million. This increase was a result of rising short-term interest rates. During the three months ended September 30, 2006 compared to the same period in 2005, we experienced a similar increase in investment income.

	Three months ended
	September 30,
	2006	2005
	(in thousands)
Interest expense
Corporate debt	$1,874	$1,497
CDO debt—operating	1,944	1,500
CDO debt—non-recourse	72,277	53,719
Total interest expense	$76,095	$56,716

Depreciation and Amortization.  Depreciation and amortization expenses for the three months ended September 30, 2006 were $2.5 million compared with $2.4 million for the three months ended September 30, 2005, an increase of $0.1 million.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2006 was $9.8 million compared with $7.6 million for the three months ended September 30, 2005, resulting in an effective tax rate of 37.9% and 39.7%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

Net Income.  Net income for the three months ended September 30, 2006 was $16.1 million compared with $11.5 million for the three months ended September 30, 2005, an increase of $4.6 million.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Gross Premiums Written.  Gross premiums written for the nine months ended September 30, 2006 were $26.1 million compared with $35.5 million for the same period in 2005, a decrease of $9.4 million. The vast majority of the decrease came from our Municipal Finance business and was primarily attributable to the uneven nature of deal submissions, underwritings and subsequent closings that are particular to our segment of the municipal financial guaranty business.  The third quarter of 2005 included one transaction with a comparatively large upfront premium.  The Other line of business premiums written reflects the continued run-off of insurance lines in which the Company is no longer active. Because we do not use significant levels of reinsurance, net premiums written of $25.7 million and $36.3 million approximated gross premiums written for the nine months ended September 30, 2006 and 2005, respectively.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Gross premiums written
Structured Credit	$623	$1,861
Municipal Finance	24,669	30,434
Other	793	3,243
Total gross premiums written	$26,085	$35,538

Premiums Earned.  Premiums earned for the nine months ended September 30, 2006 were $22.0 million compared with $24.8 million for the nine months ended September 30, 2005, a decrease of $2.8 million. Municipal Finance premiums earned increased $2.3 million due primarily to the increase in refunding activity for the nine months ended September 30, 2006 compared to the same period in 2005. Premiums earned from refundings for the nine months ended September 30, 2006 were $7.3 million compared to $4.5 million for the same period in 2005. During the nine months ended September, 30, 2006 compared to the same period in 2005, we also experienced an expected decline in premiums earned from transactions classified in Other, which are in run-off.

	Nine months ended
	September 30,
	2006	2005

Premiums Earned
Structured Credit	$674	$1,771
Municipal Finance	19,880	17,597
Other	1,397	5,406
Total premiums earned	$21,951	$24,774

Net Insured Credit Swap Revenue.    Net insured credit swap revenue for the nine months ended September 30, 2006 was $39.2 million compared with $17.1 million for the nine months ended September 30, 2005, an increase of $22.1 million. Our net insured credit swap revenue is the sum of the premiums earned on our insured credit swaps, net realized gains (losses) and unrealized gains (losses) resulting from the changes in fair value of these insured credit swaps.

Insured credit swap premiums earned related to our Structured Credit business increased $14.2 million due to an increase in transactions closed in the second half of 2005 and the first nine months of 2006, the revenue of which was recognized in the nine months ended September 30, 2006. Municipal Finance insured credit swap premiums earned were $0.4 million due to the completion of a transaction in the first quarter of 2006 that was in the form of an insured credit swap.

Unrealized gains (losses) on insured credit swaps for the nine months ended September 30, 2006 were a gain of $2.2 million compared to a loss of $3.1 million for the nine months ended September 30, 2005, an improvement of $5.3 million. Our net unrealized gains (losses) on insured credit swaps are the result of the change in fair value of our insured credit swaps. For the first nine months of 2006 compared to the same period in 2005, a net tightening of credit spreads in the portfolios underlying certain of our transactions caused valuation gains for the insured credit swaps in our Structured Credit business. Also, certain older transactions in our Structured Credit business that previously were marked to market with valuation losses, had valuation gains over the nine months of 2006.   As these transactions approach expiration, those losses reverse back to zero (in the form of gains) over time. An insured credit swap transaction completed in our Municipal Finance business in the first quarter of 2006 is also marked to market to a gain position.

For the nine months ended September 30, 2006, we realized gains of approximately $2.0 million in our Structured Credit business as a result of the early termination of three insured credit swap transactions. No termination gains or losses were recognized in the first nine months of 2005.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Insured Credit Swap Premiums Earned
Structured Credit.	$31,337	$17,143
Municipal Finance	396	—
CDO Asset Management	3,290	2,995
Total insured credit swap premiums earned	35,023	20,138

Unrealized gains (losses) on insured credit swaps
Structured Credit	1,617	(3,314)
Municipal Finance	520	—
CDO Asset Management	21	248
Total unrealized gains (losses) on insured credit swaps	2,158	(3,066)

Realized gains (losses) on insured credit swaps
Structured Credit	2,009	—
Municipal Finance	—	—
CDO Asset Management	—	—
Total realized gains (losses) on insured credit swaps	2,009	—

Net insured credit swap revenue
Structured Credit	34,963	13,829
Municipal Finance	916	—
CDO Asset Management	3,311	3,243
Total net insured credit swap revenue	$39,190	$17,072

Net Investment Income.  Net investment income for the nine months ended September 30, 2006 was $248.1 million compared with $181.4 million for the nine months ended September 30, 2005, an increase of $66.7 million. This increase was primarily due to the impact of rising short-term interest rates, namely one and three month LIBOR. We experienced a similar increase in interest expense. We earned $228.4 million of investment income for the nine months ended September 30, 2006 on consolidated CDO assets as compared with $167.2 million for the nine months ended September 30, 2005. The balance of our investment income, $20.7 million in the nine months ended September 30, 2006 and $15.6 million in the same period in 2005, consisted of interest on fixed-income securities and cash equivalents primarily in our ACA FG investment portfolio, net of investment expenses. For the nine months ended September 30, 2006, the effective yield, defined as investment income divided by average invested assets, on our non-CDO investment portfolio increased to 4.6% from 3.9% for the same period in 2005. Net investment income is recorded net of investment management, accounting and custody fees of $1.0 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively.

	Nine months ended
	September 30,
	2006	2005

Net investment income
Investment income—non-VIE	$20,665	$15,596
Investment income—VIE	228,353	167,169
Total investment income	249,018	182,765
Investment expenses.	(966)	(1,404)
Total net investment income.	$248,052	$181,361

Net Realized and Unrealized Losses on Investments.  Net realized and unrealized losses on investments for the nine months ended September 30, 2006 were $4.0 million compared with $2.2 million for the nine months ended September 30, 2005, an increase of $1.8 million. Our net realized loss for the nine months ended September 30, 2006 was primarily the result of a sector reallocation of bonds within our ACA FG portfolio and impairments in our consolidated CDOs. We realized net losses on the sale of securities of $1.8 million for the nine months ended September 30, 2006 and net losses of $0.7 million for the same period in 2005. Other than temporary impairments, or OTTI, totaled $2.2 million for the nine months ended September 30, 2006 and $1.4 million for the same period in 2005 and was entirely attributable to our consolidated CDOs.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Net realized and unrealized losses on investments
VIE portfolio- available for sale
Other than temporary impairments	$(2,162)	$(1,447)
Net realized losses on sales	(200)	(283)
Net realized losses on VIE portfolio	(2,362)	(1,730)

Non-VIE portfolio- available for sale
Net realized losses on sales	(1,495)	(423)

Credit fund portfolio - trading
Net realized losses on sales	(115)	—
Net unrealized losses on trading securities	(3)	—
Net realized and unrealized losses on credit fund portfolio	(118)	—
Total net realized and unrealized losses on investments	$(3,975)	$(2,153)

Net Realized and Unrealized Gains (Losses) on Derivative Instruments.    Net realized and unrealized gains on derivative instruments for nine months ended September 30, 2006 were a gain of $6.9 million compared to a gain of $7.3 million for the nine months ended September 30, 2005, a decrease of $0.4 million. Our net unrealized gains on derivatives were the result of the fair market valuation of derivative contracts related to our CDO Asset Management business, namely interest rate swaps and interest rate caps.

Each nine month period included gains on our interest rate swaps, as higher rates positively impacted the fair value of these swaps.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Net realized and unrealized gains on derivatives
CDO Asset Management
Unrealized:
Interest Rate swaps	$7,020	$7,691
Interest Rate caps	(126)	(361)
Total unrealized	6,894	7,330
Net realized and unrealized gains on derivatives-CDO Asset Management	$6,894	$7,330

Other Net Credit Swap Revenue.    Other net credit swap revenue for the nine months ended September 30, 2006 was $7.6 million compared with $3.7 million for the nine months ended September 30, 2005, an increase of $3.9 million. Approximately $5.6 million of the 2006 revenue was credit swap fees from a partially funded consolidated CDS CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. The 2006 increase came from distributions to us as the equity holder of two synthetic CDOs, totaling approximately $2.3 million. No comparable distributions to equity holders were made in 2005. Other net credit swap revenue also includes realized and unrealized gains and losses associated with these credit swaps.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Other net credit swap revenue
Credit swap fees	$7,783	$6,044
Realized gains (losses) on credit swaps	—	—
Unrealized gains (losses) on credit swaps	(149)	(2,374)
Total other net credit swap revenue	$7,634	$3,670

Fee Income.  Fee income is generally received and earned on a quarterly basis. Fee income for the nine months ended September 30, 2006 was $17.6 million compared with $7.6 million for the nine months ended September 30, 2005, an increase of $10.0 million. This increase was primarily the result of increased asset management, structuring and warehousing fees related to our structuring and management of five CDOs completed in 2005 and six CDOs completed in the first nine months of 2006, all of which are unconsolidated.  These new CDOs increased our CDO assets under management from $7.8 billion at December 31, 2004 and $9.9 billion at December 31, 2005 to $14.7 billion at September 30, 2006.  Asset management fees and structuring fees, and fees earned from managing assets during the warehouse period, are recognized when services are rendered as fee income in our consolidated results. Warehousing fees are the result of selecting and managing assets in the warehouse phase of the CDO. We receive structuring fees for our role in structuring the CDO. Other fee income is a result of our collection of fees in connection with waivers and consents granted to municipal bond obligors. We recognize these fees as fee income and the associated costs as other operating expenses when the transaction closes.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Fee income
Asset management fees	$10,414	$3,580
Warehousing fees	4,049	1,849
Structuring fees	2,951	1,943
Other	175	204
Total fee income	$17,589	$7,576

Provision for Loss and Loss Adjustment Expenses.  Provision for loss and LAE for the nine months ended September 30, 2006 was $6.3 million compared with $8.9 million for the nine months ended September 30, 2005, a decrease of $2.6 million. This decrease was attributable to a decrease in the provision for losses in “Other”.  Within the “Other” segment, trade credit losses have declined due to its run-off status and no additional reserves were recorded for the manufactured housing loss exposure during the nine months ended September 30, 2006, other than an accretion adjustment of $0.7 million.  Conversely, in the same period of 2005, $2.5 million in additional case reserves for the manufactured housing loss exposure were recorded in addition to an accretion adjustment of $0.6 million.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Beginning: reserve for loss and LAE, net of reinsurance	$34,306	$36,006
Add: provision for case losses	2,207	5,633
Add: provision for general reserve	4,051	3,274
Total provision for loss and LAE	6,258	8,907
Less: paid losses	1,186	10,784
End: reserve for loss and LAE, gross of reinsurance	$39,378	$34,129

Policy Acquisition Costs.  Policy acquisition costs for the nine months ended September 30, 2006 were $6.8 million compared with $6.7 million for the nine months ended September 30, 2005, an increase of $0.1 million. This increase is consistent with the increase in municipal finance premiums earned.

Other Operating Expenses.  Other operating expenses for the nine months ended September 30, 2006 were $35.3 million compared with $22.2 million for the nine months ended September 30, 2005, an increase of $13.1 million. This increase was primarily attributable to the expansion of our workforce in 2006 to support our growing lines of business as well as to meet the requirements of becoming a public company.  The Company also incurred greater expenses for insurance, accounting and auditing, all in connection with becoming a public company.  The increase in premium taxes was a result of increased premiums written, which includes insured credit swap premiums written, in the 2006 period compared to 2005.

Interest Expense.  Interest expense for the nine months ended September 30, 2006 was $213.5 million compared with $152.2 million for the nine months ended September 30, 2005, an increase of $61.3 million. This increase was a result of rising short-term interest rates. During the nine months ended September 30, 2006 compared to the same period in 2005, we experienced a similar increase in investment income.

	Nine months ended
	September 30,
	2006	2005
	(in thousands)
Interest expense
Corporate debt	$5,333	$4,178
CDO debt—operating	5,561	4,633
CDO debt—non-recourse	202,584	143,409
Total interest expense	$213,478	$152,220

Depreciation and Amortization.  Depreciation and amortization expenses for the nine months ended September 30, 2006 were $7.2 million compared with $6.4 million for the nine months ended September 30, 2005, an increase of $0.8 million. This increase was primarily the result of a one-time adjustment in amortization expense related to capitalized debt issuance costs in the amount of $0.5 million.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2006 was $23.4 million compared with $15.6 million for the nine months ended September 30, 2005, resulting in an effective tax rate of 35.6% and 38.9%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

Net Income.   Net income for the nine months ended September 30, 2006 was $42.3 million compared with $24.6 million for the nine months ended September 30, 2005, an increase of $17.7 million.

RESULTS BY BUSINESS LINE

The accounting policies of the business lines are the same as those described in the summary of significant accounting policies (see Note 2 of our financial statements). Reportable business line results are presented net of material inter-line transactions. Our two financial guaranty insurance lines of business, Structured Credit and Municipal Finance, are presented separately. Items of income and expense that are directly attributable to an operating business line are so recorded. Items not directly attributable are allocated to each operating business line. Allocated items include non-CDO investment income and realized gains and losses, which are allocated based on each business line’s estimated capital utilization, and operating expenses, which are allocated based on time studies and headcount.

Where determinable, we specifically assign assets to each business line. Otherwise, we allocate assets based on estimates. For example, deferred policy acquisition costs are assigned to the Municipal Finance business line since only expenses related to non-derivative financial guaranty activity are included in this asset. Conversely, the non-VIE investment portfolio is allocated to each business line based on its estimated capital utilization. The vast majority of Structured Credit and CDO Asset Management premium is derivative in form.

The following tables summarize our operations and allocation of assets as of and for the three months ended September 30, 2006 and 2005:

	Three months ended September 30, 2006
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management (1)	Other	Totals
REVENUES:
Gross premiums written	$153	$5,285	$—	$132	$5,570
Premiums earned	$168	$8,128	$—	$298	$8,594
Net insured credit swap revenue	14,524	284	2,271	—	17,079
Net investment income	2,136	3,852	81,008	892	87,888
Net realized and unrealized losses on investments	(126)	(154)	(436)	(36)	(752)
Net realized and unrealized gains on derivative instruments	—	—	755	—	755
Other net credit swap revenue	25	—	2,065	—	2,090
Fee and other income	593	159	6,106	—	6,858
Total revenues	17,320	12,269	91,769	1,154	122,512
EXPENSES:
Loss and loss adjustment expenses	—	2,120	—	456	2,576
Policy acquisition costs	—	2,556	—	82	2,638
Other operating expenses	4,673	2,115	5,150	61	11,999
Interest expense	679	450	74,872	94	76,095
Depreciation and amortization	221	201	2,034	—	2,456
Total expenses	5,573	7,442	82,056	693	95,764
Income of minority interest	(32)	—	(865)	—	(897)
Income before income taxes	11,715	4,827	8,848	461	25,851
Provision for income tax expense	4,372	1,829	3,404	185	9,790
Net income	$7,343	$2,998	$5,444	$276	$16,061
Segment Assets	$351,178	$483,516	$5,107,310	$104,163	$6,046,167

	Three months ended September 30, 2005
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management (1)	Other	Totals
REVENUES:
Gross premiums written	$—	$17,738	$—	$(5)	$17,733
Premiums earned	$—	$7,273	$—	$1,280	$8,553
Net insured credit swap revenue	10,961	—	1,568	—	12,529
Net investment income	192	3,216	62,710	769	66,887
Net realized and unrealized losses on investments	(4)	(66)	(845)	(15)	(930)
Net realized and unrealized gains on derivative instruments	—	—	3,290	—	3,290
Other net credit swap revenue	—	—	1,146	—	1,146
Fee and other income	271	67	2,700	2	3,040
Total revenues	11,420	10,490	70,569	2,036	94,515
EXPENSES:
Loss and loss adjustment expenses	—	1,464	—	3,304	4,768
Policy acquisition costs	—	2,308	—	386	2,694
Other operating expenses	1,886	971	4,649	—	7,506
Interest expense	30	434	56,147	105	56,716
Depreciation and amortization	96	247	1,991	32	2,366
Total expenses	2,012	5,424	62,787	3,827	74,050
Income of minority interest	—	—	(1,440)	—	(1,440)
Income before income taxes	9,408	5,066	6,342	(1,791)	19,025
Provision for income tax expense	3,736	2,011	2,521	(712)	7,556
Net income	$5,672	$3,055	$3,821	$(1,079)	$11,469
Segment Assets	$35,417	$442,890	$5,261,761	$95,201	$5,835,269

(1)          Includes operations and allocation of CDO assets that we consolidate under U.S. GAAP. For a description of the impact of consolidation on our financial statements, see “Results by Business Line—CDO Asset Management—Consolidation of VIEs.”

The following tables summarize our operations and allocation of assets as of and for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30, 2006
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management (1)	Other	Totals
REVENUES:
Gross premiums written	$623	$24,669	$—	$793	$26,085
Premiums earned	$674	$19,880	$—	$1,397	$21,951
Net insured credit swap revenue	34,963	916	3,311	—	39,190
Net investment income	3,870	11,856	229,585	2,741	248,052
Net realized and unrealized losses on investments	(297)	(971)	(2,482)	(225)	(3,975)
Net realized and unrealized gains on derivative instruments	—	—	6,894	—	6,894
Other net credit swap revenue	—	—	7,634	—	7,634
Fee and other income	876	311	16,848	—	18,035
Total revenues	40,086	31,992	261,790	3,913	337,781
EXPENSES:
Loss and loss adjustment expenses	—	5,035	—	1,223	6,258
Policy acquisition costs	—	6,346	—	452	6,798
Other operating expenses	13,336	6,519	15,377	61	35,293
Interest expense	852	1,280	211,079	267	213,478
Depreciation and amortization	588	510	6,075	—	7,173
Total expenses	14,776	19,690	232,531	2,003	269,000
Income of minority interest	(39)	—	(3,087)	—	(3,126)
Income before income taxes	25,271	12,302	26,172	1,910	65,655
Provision for income tax expense	9,009	4,386	9,329	681	23,405
Net income	$16,262	$7,916	$16,843	$1,229	$42,250
Segment Assets	$351,178	$483,516	$5,107,310	$104,163	$6,046,167

	Nine months ended September 30, 2005
	Structured	Municipal	CDO Asset		Consolidated
	Credit	Finance	Management (1)	Other	Totals
REVENUES:
Gross premiums written	$1,861	$30,434	$—	$3,243	$35,538
Premiums earned	$1,771	$17,597	$—	$5,406	$24,774
Net insured credit swap revenue	13,829	—	3,243	—	17,072
Net investment income	578	9,675	168,795	2,313	181,361
Net realized and unrealized losses on investments	(17)	(283)	(1,786)	(67)	(2,153)
Net realized and unrealized gains on derivative instruments	—	—	7,330	—	7,330
Other net credit swap revenue	—	—	3,670	—	3,670
Fee and other income	512	104	7,083	2	7,701
Total revenues	16,673	27,093	188,335	7,654	239,755
EXPENSES:
Loss and loss adjustment expenses	—	3,551	—	5,356	8,907
Policy acquisition costs	—	5,381	—	1,297	6,678
Other operating expenses	4,896	4,816	12,463	—	22,175
Interest expense	83	1,196	150,652	289	152,220
Depreciation and amortization	193	491	5,682	64	6,430
Total expenses	5,172	15,435	168,797	7,006	196,410
Income of minority interest	—	—	(3,125)	—	(3,125)
Income before income taxes	11,501	11,658	16,413	648	40,220
Provision for income tax expense	4,470	4,532	6,379	253	15,634
Net income	$7,031	$7,126	$10,034	$395	$24,586
Segment Assets	$35,417	$442,890	$5,261,761	$95,201	$5,835,269

(1)          Includes operations and allocation of CDO assets that we consolidate under U.S. GAAP. For a description of the impact of consolidation on our financial statements, see “Results by Business Line—CDO Asset Management—Consolidation of VIEs.”

Structured Credit

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

        Net Insured Credit Swap Revenue.    The vast majority of revenue received from Structured Credit transactions is insured credit swap premiums, recorded as net insured credit swap revenue. Insured credit swap premiums earned for the three months ended September 30, 2006 was $12.5 million compared with $8.6 million for the three months ended September 30, 2005, an increase of $3.9 million. The increase was attributable to the increase in outstanding notional exposure. Net realized and unrealized gains (losses) on insured credit swaps for the three months ended September 30, 2006 were a gain of $2.0 million compared to a gain of $2.4 million for the three months ended September 30, 2005, a decrease of $0.4 million. Our net unrealized gains (losses) on insured credit swaps are the result of fluctuations in the fair value of our transactions, which are marked to fair value at each reporting date.

        Operating Expenses.    Operating expenses for the three months ended September 30, 2006 were $4.7 million compared with $1.9 million for the three months ended September 30, 2005, an increase of $2.8 million. The increase was attributable to a reallocation of internal resources, effective January 1, 2006, to support the growth in this line of business.

        Provision for Income Taxes.    The provision for income taxes for the three months ended September 30, 2006 was $4.4 million compared with $3.7 million for the three months ended September 30, 2005, resulting in an effective tax rate of 37.3% and 39.7%, respectively. The decline in the effective tax rate was due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

       Net Income.    Net income for the three months ended September 30, 2006 was $7.3 million compared with $5.7 million for the three months ended September 30, 2005, an increase of $1.6 million.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

        Premiums Earned.    Premiums earned declined to $0.7 million for the nine months ended September 30, 2006 from $1.8 million for the same period of 2005. The decrease was the result of our shift in focus from traditional financial guaranty insurance to the insurance of credit swaps in this line of business.

        Net Insured Credit Swap Revenue.    The vast majority of revenue received from Structured Credit transactions is insured credit swap premiums, recorded as net insured credit swap revenue. Insured credit swap premiums earned for the nine months ended September 30, 2006 was $31.3 million compared with $17.1 million for the nine months ended September 30, 2005, an increase of $14.2 million. The increase was attributable to the increase in outstanding notional exposure. We collectively added eleven new Structured Credit counterparties in 2005 and the first nine months of 2006, for a total of 24 counterparties as of September 30, 2006. Net realized and unrealized gains (losses) on insured credit swaps for the nine months ended September 30, 2006 were a gain of $3.6 million compared to a loss of $3.3 million for the nine months ended September 30, 2005, an increase of $6.9 million. Our net unrealized gains (losses) on insured credit swaps are the result of fluctuations in the fair value of our transactions, which are marked to fair value at each reporting date. We also occasionally realize gains or losses upon the termination of insured credit swap transactions. For the nine months ended September 30, 2006, we recognized realized gains of approximately $2.0 million from the termination of three transactions.  No such gains were recognized for the nine months ended September 30, 2005.

        Operating Expenses.    Operating expenses for the nine months ended September 30, 2006 were $13.3 million compared with $4.9 million for the nine months ended September 30, 2005, an increase of $8.4 million. The increase was primarily attributable to a reallocation of internal resources, effective January 1, 2006, to support the growth in this line of business.

        Provision for Income Taxes.   The provision for income taxes for the nine months ended September 30, 2006 was $9.0 million compared with $4.5 million for the nine months ended September 30, 2005, resulting in an effective tax rate of 35.6% and 38.9%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

        Net Income.    Net income for the nine months ended September 30, 2006 was $16.3 million compared with $7.0 million for the nine months ended September 30, 2005, an increase of $9.3 million.

Municipal Finance

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

        Premiums Earned.    Net earned premium for the three months ended September 30, 2006 was $8.1 million compared with $7.3 million for the three months ended September 30, 2005, an increase of $0.8 million. The increase was due to a higher level of refunding activity in the three months ended September 30, 2006 as compared to the same period in 2005.

        Provision for Loss and Loss Adjustment Expenses.    Provision for loss and LAE for the three months ended September 30, 2006 was $2.1 million compared with $1.5 million for the three months ended September 30, 2005, an increase of $0.6 million due to an increase to the general reserve consistent with premiums earned as well an increase in loss adjustment expenses incurred.

        Net Policy Acquisition Costs.    Policy acquisition costs for the three months ended September 30, 2006 were $2.6 million compared with $2.3 million for the three months ended September 30, 2005, an increase of $0.3 million. This increase was consistent with the increase in Municipal Finance premiums earned.

        Operating Expenses.    Operating expenses for the three months ended September 30, 2006 were $2.1 million compared with $1.0 million for the three months ended September 30, 2005, an increase of $1.1 million.  The increase in expenses is related to additional personnel hired in support of the business as well as to support the requirements of becoming a public company.

        Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2006 was $1.8 million compared with $2.0 million for the three months ended September 30, 2005, resulting in an effective tax rate of 37.9% and 39.7%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

         Net Income.  Net income for the three months ended September 30, 2006 was $3.0 million compared with $3.1 million for the three months ended September 30, 2005, a decrease of $0.1 million.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

        Premiums Earned.    Premiums from municipal finance are generally paid to us on an upfront basis and are earned over the life of the insured obligation. Net earned premium for the nine months ended September 30, 2006 was $19.9 million compared with $17.6 million for the nine months ended September 30, 2005, an increase of $2.3 million. The increase is due to a higher level of refunding activity in the nine months ended September 30, 2006 as compared to the same period in 2005.

        Provision for Loss and Loss Adjustment Expenses.    Provision for loss and LAE for the nine months ended September 30, 2006 was $5.0 million compared with $3.6 million for the nine months ended September 30, 2005, an increase of $1.4 million due to an increase to the general reserve consistent with premiums earned as well an increase in loss adjustment expenses incurred.

        Net Policy Acquisition Costs.    Policy acquisition costs for the nine months ended September 30, 2006 were $6.3 million compared with $5.4 million for the nine months ended September 30, 2005, an increase of $0.9 million. This increase was consistent with the increase in Municipal Finance premiums earned.

        Operating Expenses.    Operating expenses for the nine months ended September 30, 2006 were $6.5 million compared with $4.8 million for the nine months ended September 30, 2005, an increase of $1.7 million. The increase in expenses is related to additional personnel hired in support of the business as well as to support the requirements of becoming a publicly traded company.

        Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2006 was $4.4 million compared with $4.5 million for the nine months ended September 30, 2005, resulting in an effective tax rate of 35.7% and 38.9%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

       Net Income.  Net income for the nine months ended September 30, 2006 was $7.9 million compared with $7.1 million for the nine months ended September 30, 2005, an increase of $0.8 million.

CDO Asset Management

CDO Structures and Related Revenue Recognition.

        The impact of a CDO on our financial statements depends on the structure of the CDO (fully funded, partially funded or unfunded), whether or not the CDO is consolidated and the nature of the underlying assets and liabilities.

        Fully funded CDOs contain investments in interest bearing financial assets such as fixed maturity securities or guaranteed investment contracts. We have six fully funded consolidated CDOs and one partially funded consolidated CDO. The assets and liabilities of these CDOs are included on our balance sheets. The income generated by the investments is reflected in net investment income in our consolidated statements of operations. The debt liabilities issued in the form of notes pay interest that is included in interest expense in our consolidated statements of operations. A management fee is paid by the CDO to ACA Management, L.L.C. but is eliminated in consolidation. Our return on our equity investment is the net of the CDO’s revenues (interest income) and expenses, including the management fee paid to ACA Management, L.L.C.

        Partially funded synthetic, or CDS, CDOs sell credit protection on referenced assets by entering into credit swaps with various protection buyers in the market. The CDO also issues securities, both liabilities and equity, in order to use the proceeds from the sale of these securities to collateralize the CDO’s obligations under its credit swaps, except with respect to the most senior tranche of the CDO’s credit exposure, in connection with which a partially funded CDO typically purchases credit protection rather than issuing funded liability securities. The proceeds of the securities issued by the partially funded CDO are invested in a guaranteed investment contract, or GIC. We consolidate one partially funded CDS CDO. From this consolidated CDO, we consolidate investment income, relating to the return on the GIC, and interest expense in connection with the liability securities issued by the CDO. We also consolidate derivative income relating to net revenues from the fixed fees payable to the CDO under the terms of the credit swaps pursuant to which the CDS CDO sold credit protection on referenced assets and the fixed fees payable by the CDO on the credit protection that it purchased. This income is reflected in our consolidated statements of operations as other net credit swap revenue. This income is used to pay the interest on the liabilities of the CDO and other expenses of the CDO, including the management fee. Similar to the fully funded and consolidated CDOs, all management fees in this partially funded CDS CDO are paid to ACA Management, L.L.C., but eliminated in consolidation. Our return on our equity investment is the net of the CDO’s revenues (interest income and other credit swap income) and the CDO’s expenses, including the management fee paid to ACA Management, L.L.C.

        For funded unconsolidated CDOs, we reflect management fees and investment income in our consolidated statements of operations. In these instances, the investment income recorded is only on the equity investment made by us as compared to all of the assets in a consolidated CDO. Partially funded, unconsolidated CDOs in which we invest in the funded equity securities are reflected in our financial statements in the same way as funded unconsolidated CDOs.

        We originated a fully synthetic, or unfunded, CDS CDO in each of 2002 and 2003. In these transactions, we act as asset manager, and, through ACA FG, insure the equity or first loss position of the CDO. No variable interest entities, or VIEs, exist in these structures; rather, the sponsoring investment bank acts as the counterparty to the various credit swaps that constitute the assets and liabilities of the synthetic CDO. CDOs that do not use VIEs are not subject to consolidation under FIN 46(R). For our various roles in the unfunded CDS CDOs, we receive structuring fees, management fees, premium and residual equity returns. On our consolidated statements of operations, these revenues are reflected as fee income, net insured credit swap revenue and other net derivative income. Net insured credit swap revenue also includes the changes in fair value of the related credit swaps. Our combined equity position in our two unfunded CDS CDOs, which is the aggregate notional balance of our credit swaps insuring the equity tranches of these two CDOs, was $47.5 million at September 30, 2006 and December 31, 2005.

        In certain funded CDOs, we issued liabilities in the form of notes in order to fund our equity purchases. These borrowings were accomplished through the issuance of non-recourse notes by our subsidiaries. These notes are insured as to the repayment of principal and interest by ACA FG. The premium on the policy insuring the notes payable to ACA FG is payable by our subsidiary that invested in the preferred shares. These subsidiaries and ACA FG are wholly owned by us and therefore this inter-company premium eliminates in consolidation.

        In structuring our CDOs, we collaborate with sponsoring investment banks to develop the type of CDO, either fully funded, partially funded or unfunded, to meet the demand of market participants. At any given time, different types of CDOs may be attractive to different potential investors. Whether a CDO is consolidated is a function of the amount of our equity position in the CDO and the related accounting rules. See “—Consolidation of VIEs.” Whether or not a CDO will be consolidated onto our financial statements is not a factor that we consider in determining the types of CDOs that we agree to manage.

        We do not view our equity positions in our CDOs as a revenue generating strategy but rather assume such positions as an opportunity to attract investors and thereby grow our assets under management by aligning our interests with those of the investors in the CDO. While in early transactions we either invested in or sold credit protection through insured credit swaps on 100% of the equity tranches of our CDOs, and therefore consolidate those CDOs (to the extent the accounting rules require such consolidation), beginning in 2005 we have been able to assume reduced amounts of equity in the CDOs that we manage and therefore have not been consolidating CDO originated since that time. We do not anticipate consolidating new CDOs in the future.

Consolidation of VIEs

        From an accounting perspective, funded and partially funded CDOs are deemed to be issued out of VIEs. As such, each time a CDO is formed through the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of FIN 46(R). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although the VIEs are consolidated, we do not have the right to use the assets of the VIEs for general operations and the debt liabilities of the VIEs are without recourse to any assets other than those of the VIEs. Our investment exposure to our CDOs is therefore limited to our retained equity, which is the first loss position of the CDO. In the instances that we own less than 100% of the CDO VIE’s equity, but are deemed to be the primary beneficiary and thus consolidate the CDO VIE, we establish minority interests for the unowned portion. Total non-recourse debt of the CDOs included on our balance sheet at September 30, 2006 and December 31, 2005 were $4.7 billion and $4.8 billion, respectively. Fixed maturity securities, a guaranteed investment contract and cash related to consolidated CDOs included on our balance sheet at September 30, 2006 and December 31, 2005 were $5.0 billion and $5.1 billion, respectively.

        Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs and based on FIN 46(R) analyses we are not deemed to be the primary beneficiary. As a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and EITF 99-20. During 2005 and the first nine months of 2006, we closed eleven CDOs and purchased equity interests in six.  We were not determined to be the primary beneficiary in any of these CDOs. The fair value of our total investment in unconsolidated CDOs at September 30, 2006 was $18.6 million, not including synthetic CDOs in which we take derivative exposure but make no investment.

The following table summarizes our outstanding CDO transactions as of September 30, 2006:

	Year						Original		First
	Deal	Transaction		Notional			Investment in	Retained	Optional	Maturity
CDO name	Closed	Type	Collateral Type (1)	Deal Size (3)		Consolidated	Retained Equity	Equity %	Call Date	Date

Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$404		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	400		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,500		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	450		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,500		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	452		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	450		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,500		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	750		No	1.4	5	12/2009	6/2041
Total Asset-Backed CDOs				10,881			128.9

Corporate Credit CDOs:
ACA CDS 2001-1	2002	Unfunded	Investment Grade	1,000		No	22.5	100	N/A	4/2007
ACA CDS 2002-1	2002	Partially funded	Investment Grade	1,000		Yes	22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	63	(2)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	63	(2)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	334		No	—	—	N/A	9/2016
Total Corporate Credit CDOs				3,460			69.5

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	350		No	—	—	7/2009	7/2018
Total Leveraged Loan CDOs				650			5.0

Total				$14,991			$203.4

(1)          Investment grade collateral is rated “BBB—” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)          The original notional deal sizes for Argon 49 and Argon 57 were € 50 million each. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on September 30, 2006.

(3)          Notional deal size is defined as total liabilities at the deal’s inception.

        CDOs can be issued in funded, unfunded or partially funded form. Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities synthetically (i.e., assets and liabilities are in derivative form). Partially funded CDOs are a combination of these two forms. From an accounting perspective, funded and partially funded CDOs are issued out of VIEs.

        Because of the requirement to consolidate VIEs where we are the primary beneficiary under FIN 46(R), we may experience increased volatility in our financial statements which is not related to the underlying economic value of our investment in these CDOs. This may make the evaluation of our financial statements more difficult. Our investment exposure to our CDOs is limited to our equity interest; however, we record fluctuations in the fair value of the assets and liabilities of our consolidated CDOs. These valuation fluctuations, in the form of unrealized mark to market adjustments, which are recorded in Accumulated Other Comprehensive Income, have exceeded our economic exposure in the form of our equity investment in the past and could exceed our economic exposure in the future. These valuation adjustments reverse themselves over time, to the extent the gains or losses are not realized by sales or other than temporary impairments. We may have realized losses from the assets (from sales and other than temporary impairments) in our consolidated CDOs and those losses could exceed the amount of our equity exposure. These losses are recorded in our consolidated statement of operations as realized losses. When there are realized losses in the CDO asset portfolios, other CDO investors will bear those losses to the extent the losses exceed our equity exposure to that CDO. When this occurs, the financial statement impact of the realized losses is offset at CDO maturity, when the associated non-recourse liabilities are written off. For example, if we had a $400 million CDO in which we owned 100% of the $20 million in equity in the form of preference shares, we would consolidate the CDO, including all of its income, expenses, gains, losses and mark to market valuations. Third party investors would own the $380 million in debt securities issued by the CDO. The maximum economic loss we could sustain on the CDO is $20 million, however, as we consolidated the CDO in our financial statements, we could record realized losses, for example, greater than $20 million, should they occur in the $400 million asset portfolio of the CDO. The reversal of those losses above our $20 million share would be recorded in our statement of operations at the CDO’s maturity as the CDO writes down the principal amount of liabilities. Third party investors would sustain those losses as they would not receive all of their principal investment back in this scenario.

Accounting for a Consolidated CDO as Compared to an Unconsolidated CDO

        When we consolidate a typical funded CDO, for accounting purposes the CDO issuing vehicle is treated essentially as our wholly owned operating subsidiary. “Funded” means that at the CDO’s closing, it issues liabilities in the form of debt and equity and the assets are purchased out of a warehouse facility with the proceeds from the issuance. The following shows the balance sheet impact of consolidating a hypothetical $400 million asset-backed CDO at the closing date, assuming we purchase the entire equity position of $20 million for cash:

At Closing

	CDO VIE	ACA Funding Company(1)	ACA Management(2)	Eliminations	ACA Consolidated
	(in thousands)
Balance Sheet
Cash	$—	$(20,000)	$—	$—	$(20,000)
Fixed maturity securities	400,000	20,000	—	(20,000)	400,000
Total assets	$400,000	$—	$—	$(20,000)	$380,000
Long-term debt	$380,000	$—	$—	$—	$380,000
Total liabilities	380,000	—	—	—	380,000
Equity	20,000	—	—	(20,000)	—
Total liabilities and equity	$400,000	$—	$—	$(20,000)	$380,000

(1) The purchaser of the equity. For illustration purposes we assume the purchase of equity is made with cash, although we typically finance our purchases of equity.

(2) The entity that earns management fees.

        For purposes of this hypothetical CDO, we assume we do not earn warehouse or structuring fees, which we do on a number of our CDOs. This example also excludes the effects of any mark to market adjustments on derivatives contained within the CDO vehicle. Following the closing of this hypothetical CDO, we record the activity on the assets and liabilities, and ongoing expenses of a typical CDO as follows, assuming one year has passed and we have realized a 10% return on our $20 million equity position:

One Year Later

	CDO VIE		ACA Funding Company	ACA Management	Eliminations	ACA Consolidated
	(in thousands)
Statement of Operations
Investment income	$27,320	(1)	$—	$—	$—	$27,320
Management fees	(1,800)		—	1,800	—	—
Residual equity return	—		2,000	—	(2,000)	—
Total revenues	25,520		2,000	1,800	(2,000)	27,320
Interest expense	22,820	(2)	—	—	—	22,820
Operating expenses	700		—	—	—	700
Total expenses	23,520		—	—	—	23,520
Pre-tax income	$2,000		$2,000	$1,800	$(2,000)	$3,800

Balance Sheet
Cash	$2,000	$(20,000)	$1,800	$—	$(16,200
Fixed maturity securities	400,000	22,000	—	(22,000)	400,000
Total assets	$402,000	$2,000	$1,800	$(22,000)	$383,800
Long term debt	$380,000	$—	$—	$—	$380,000
Total liabilities	380,000	—	—	—	380,000
Equity	22,000	2,000	1,800	(22,000)	3,800
Total liabilities and equity	$402,000	$2,000	$1,800	$(22,000)	$383,800

(1) Based on a hypothetical investment rate of LIBOR + 2%.

(2) Based on a hypothetical liability cost of LIBOR + 1%.

        The presentation above would be proper from a U.S. GAAP reporting perspective. When management considers the financial performance of the CDO in relation to the economic benefit to the Company, management considers the income that the CDO generates in the following two component parts:

After One Year
(in thousands)
Management fees	$1,800
Residual equity return	2,000
Total revenues	3,800
Total expenses	—
Pre-tax Income	$3,800

        These line items, however, do not appear in our financial statements because of the U.S. GAAP rules of consolidation.

        Conversely, if we were to close the same hypothetical CDO, but only purchase 10% of the equity, we would not be deemed the primary beneficiary and therefore would not be required to consolidate. Our balance sheet on the date of closing would then include the following:

At Closing
(in thousands)
Cash	$(2,000)
Fixed maturity securities	2,000
Total assets	—
Total liabilities	—
Equity	—
Total liabilities and equity	—

        After one year, assuming the same return rates as in the consolidated example, our statement of operations would include the following from this CDO:

After One Year
(in thousands)
Fee income	$1,800
Investment income	200
Total revenues	2,000
Total expenses	—
Pre-tax income	$2,000

        We would view the component parts of this CDO as follows:

After One Year
(in thousands)
Management fees	$1,800
Equity return	200
Total revenues	2,000
Total expenses	—
Pre-tax income	$2,000

        Management evaluates the revenue generation of our CDO business on an unconsolidated basis as an alternative measure since management believes it is important to evaluate the revenue associated with each aspect of the business that relates to our investment or our contractual rights to payment and exclude those revenues that relate to other investors’ economic rights.

        The table below sets forth the economic impact of our CDOs assuming all CDOs were unconsolidated for the three and nine months ended September 30, 2006 and 2005. Investors should neither place undue reliance on this presentation nor use it as a substitute for our segment financial statements which are prepared in accordance with U.S. GAAP (Dollars in thousands, except as noted).

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Assets under management (Dollars in millions)	$14,659	$9,934	$14,659	$9,934
Management and other fees(1)	$7,895	$4,768	$20,073	$13,453
Warehouse and structuring fees(2)	1,075	1,224	5,661	3,007
Equity returns(3)	5,824	4,480	16,246	12,100
CDO Asset Management Revenue, unconsolidated basis	$14,794	$10,472	$41,980	$28,560

Reconciliation to CDO Asset Management pre-tax income:
CDO Asset Management Revenue, unconsolidated basis	$14,794	$10,472	$41,980	$28,560
Net realized and unrealized gains on CDO related derivatives(4)	1,485	2,390	6,765	5,203
Allocated investment income(5)	474	618	1,459	1,871
Allocated expenses(5)(5a)	(4,509)	(3,861)	(13,785)	(10,528)
Allocated interest expense(5)(5b)	(1,237)	(930)	(3,519)	(2,610)
Allocated depreciation(5)(5c)	(236)	(263)	(595)	(522)
Allocated realized losses (5)(5d)	(18)	(143)	(119)	(186)
Interest expense - operating(6)	(1,943)	(1,495)	(5,560)	(4,628)
Minority interest (mark to market portion)(7)	(84)	(628)	(612)	(789)
Other	122	182	158	42
Total CDO Asset Management pre-tax income-U.S. GAAP	$8,848	$6,342	$26,172	$16,413

(1) Represents the sum of management fees for all CDOs paid by CDO entities to ACA Management, L.L.C., whether the CDO is consolidated or unconsolidated. For CDOs that we consolidate, management fees are eliminated from our consolidated financial statements.

(2) Represents fees received during or at the end of the warehouse, or asset accumulation, phase of the CDO.

(3) Represents the return on our CDO equity investments. For consolidated CDOs, this is based on the investment income of the CDO less direct interest expense, direct realized losses, operating expenses, amortization expense and management fees. For unconsolidated CDOs, equity return is the amount of income recorded on the related unconsolidated investment.

(4) Represents the sum of net unrealized gains and losses included in net insured credit swap revenue, net realized and unrealized gains (losses) on derivative instruments and other net credit swap revenue. This adjustment (subtracts) adds back mark to market gains (losses) on derivatives and realized gains (losses) on warehouse facilities because they represent non-cash adjustments that are expected to reverse themselves over time as the related contracts mature or expire.

(5) Represents adjustments for the investment income and expenses which are allocated to the CDO Asset Management segment but do not relate to the direct economics of our managed CDOs.

(5a) Direct expenses of our consolidated CDOs are included above as a reduction of our equity return and include items such as ongoing rating agency CDO expenses, trustee fees, accounting fees, etc. Direct expenses equal total segment expense less allocated amounts. Direct CDO expenses were $0.5 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. When we consider the results related to our managed CDOs, allocated expenses are excluded and must be added back in order to reconcile to segment based income before taxes.

(5b) Represents a portion of our corporate debt interest expense allocated to this business line. This allocated interest expense, combined with CDO debt-operating and CDO debt-non-recourse, equals total segment interest expense. See the tables related to “interest expense” on pages 31 and 37.

(5c) Represents a portion of corporate depreciation and amortization expense allocated to this business line. Direct amortization of debt issuance costs of consolidated CDOs is included above as a reduction of equity returns (see note 3 above) and totaled $1.8 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $5.5 million and $5.2 million for the nine months ended September 30, 2006 and 2005, respectively.

(5d) Represents a portion of our corporate realized (losses) gains allocated to this business line. Direct realized losses including impairments were $0.5 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2006 and 2005, respectively. These direct realized losses are included above as a reduction of our equity return.

(6)          Represents interest expense incurred in connection with the financing of our equity purchases. See the tables related to “interest expense” on pages 31 and 37. We view these costs as indirect costs of our CDO Asset Management business and exclude them when we consider direct results of this segment. Therefore, management subtracts them to arrive at segment income before taxes.

(7)          Represents the minority interest portion of net unrealized gains (losses) on derivatives for two consolidated CDOs in which we own less than 100% of the equity. We exclude this item when we examine the results related to our managed CDOs.

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

Net Insured Credit Swap Revenue.    Insured credit swap premium earned for both the three months ended September 30, 2006 and 2005 was $1.1 million. Net insured credit swap revenue includes net realized and unrealized gains and losses related to fair value adjustments on these insured credit swaps required by FAS 133. With respect to our insured credit swaps included in our CDO Asset Management line of business, for the three months ended September 30, 2006 and September 30, 2005, we recorded net unrealized gains due to credit spread widening in the underlying CDS portfolios.

Net Investment Income.    Net investment income for the three months ended September 30, 2006 was $81.0 million compared with $62.7 million for the three months ended September 30, 2005, an increase of $18.3 million. This increase was primarily due to rising short-term rates, namely one and three month LIBOR, which increased the yield on our variable rate CDO assets under management.

Net Realized and Unrealized Losses on Investments.    Net realized and unrealized losses on investments for the three months ended September 30, 2006 were $0.4 million compared with $0.8 million for the three months ended September 30, 2005, a decrease of $0.4 million. Our net realized losses for the three months ended September 30, 2006 and 2005 include the result of consolidated CDO net losses from other than temporary impairments of $0.3 million and $0.5 million, respectively.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments.    Net realized and unrealized gains on derivative instruments for the three months ended September 30, 2006 were a gain of $0.8 million compared to a gain of $3.3 million for the three months ended September 30, 2005, a decrease of $2.5 million. Our net unrealized gains on derivatives are the result of the valuation of derivative contracts, including interest rate swaps and interest rate caps. Higher interest rates caused valuation gains on the interest rate swaps and caps underlying the consolidated CDOs. With respect to interest rate swaps, prior to July 1, 2005, the Company had not met the documentation standards to achieve cash flow hedge accounting as required by FAS 133. As a result, these derivative contracts were not designated as cash flow hedges and the associated mark to market adjustments were included in the Company’s statement of operations. Subsequent to July 1, 2005, the documentation standards were met and these derivative contracts were redesignated as cash-flow hedges. After that date, the highly effective portion of these hedges is included in accumulated other comprehensive income.

Other Net Credit Swap Revenue.    Other net credit swap revenue for the three months ended September 30, 2006 was $2.1 million compared with $1.1 million for the three months ended September 30, 2005, an increase of $1.0 million. This revenue is attributable to credit swap fees from a partially funded consolidated CDS CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. Also included in this item are net unrealized gains and losses arising from fair value adjustments on those credit swaps required to be recorded by FAS 133. Net unrealized losses were recorded in the amount of $0.4 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively.

Fee and Other Income.    Other revenues for the three months ended September 30, 2006 were $6.1 million compared with $2.7 million for the three months ended September 30, 2005, an increase of $3.4 million. This increase was primarily the result of increased asset management, structuring and warehousing fees related to the structuring and management of five CDOs completed in 2005 and six CDOs completed in the first nine months of 2006.  These new CDOs increased our CDO assets under management from $7.8 billion at December 31, 2004 and $9.9 billion at December 31, 2005 to $14.7 billion at September 30, 2006.

Operating Expenses.    Operating expenses for the three months ended September 30, 2006 were $5.2 million compared with $4.6 million for the three months ended September 30, 2005, an increase of $0.6 million.

Interest Expense.    Interest expense for the three months ended September 30, 2006 was $74.9 million compared with $56.1 million for the three months ended September 30, 2005, an increase of $18.8 million. This increase was primarily the result of rising short-term interest rates, namely one and three month LIBOR, over the course of 2005 and 2006. Interest expense also included interest expense on debt incurred to finance our CDO equity investments.

Depreciation and Amortization.    Depreciation and amortization expenses for the three months ended September 30, 2006 and 2005 was $2.0 million.

Income of Minority Interest.    The income of minority interest for the three months ended September 30, 2006 was $0.9 million compared with $1.4 million for the three months ended September 30, 2005, a decrease of $0.5 million.

Provision for Income Taxes.  The provision for income taxes for the three months ended September 30, 2006 was $3.4 million compared with $2.5 million for the three months ended September 30, 2005, resulting in an effective tax rate of 38.5% and 39.8%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

Net Income.  Net income for the three months ended September 30, 2006 was $5.4 million compared with $3.8 million for the three months ended September 30, 2005, an increase of $1.6 million.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Net Insured Credit Swap Revenue.    Our CDO Asset Management business receives insured credit swap premiums from the two synthetic CDOs we closed in 2003 and 2002 in which our insurance subsidiary, ACA FG, insured the equity tranche of each CDO. Insured credit swap premium earned for the nine months ended September 30, 2006 was $3.3 million compared with $3.0 million for the nine months ended September 30, 2005, an increase of $0.3 million. Net insured credit swap revenue includes net unrealized gains and losses related to fair value adjustments on these insured credit swaps required by FAS 133. With respect to our insured credit swaps included in our CDO Asset Management line of business, for the first nine months ended September 30, 2006 and September 30, 2005, we recorded net unrealized gains due to credit spread widening in the underlying CDS portfolios.

Net Investment Income.    Net investment income for the nine months ended September 30, 2006 was $229.6 million compared with $168.8 million for the nine months ended September 30, 2005, an increase of $60.8 million. This increase was primarily due to rising short-term rates, namely one and three month LIBOR, which increased the yield on our variable rate CDO assets under management.

Net Realized and Unrealized Losses on Investments.    Net realized and unrealized losses on investments for the nine months ended September 30, 2006 were $2.5 million compared with $1.8 million for the nine months ended September 30, 2005, an increase of $0.7 million. Our net realized losses for the nine months ended September 30, 2006 and 2005 include the results of consolidated CDO net losses from other than temporary impairments of $2.2 million and $1.4 million, respectively.

Net Realized and Unrealized Gains on Derivative Instruments.    Net realized and unrealized gains on derivative instruments for the nine months ended September 30, 2006 were a gain of $6.9 million compared to a gain of $7.3 million for the nine months ended September 30, 2005, a decrease of $0.4 million. Our net unrealized gains on derivatives are the result of the valuation of derivative contracts, including interest rate swaps and interest rate caps. Higher interest rates caused valuation gains on the interest rate swaps and caps underlying the consolidated CDOs. With respect to interest rate swaps, prior to July 1, 2005, the Company had not met the documentation standards to achieve cash flow hedge accounting as required by FAS 133. As a result, these derivative contracts were not designated as cash flow hedges and the associated mark to market adjustments were included in the Company’s statement of operations. Subsequent to July 1, 2005, the documentation standards were met and these derivative contracts were redesignated as cash-flow hedges. After that date, the highly effective portion of these hedges is included in accumulated other comprehensive income.

Other Net Credit Swap Revenue.    Other net credit swap revenue for the nine months ended September 30, 2006 was $7.6 million compared with $3.7 million for the nine months ended September 30, 2005, an increase of $3.9 million. This revenue is attributable to credit swap fees from a partially funded consolidated CDS CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties.  The increase in 2006 was attributable to two synthetic equity CDO transactions in which we received residual equity distributions in a total amount of $2.3 million for the nine months ended September 30, 2006 compared to $0.6 for the nine months ended September 30, 2005.  Also included in this item are net unrealized gains and losses arising from fair value adjustments on those credit swaps required to be recorded by FAS 133. Net unrealized losses were recorded in the amount of $0.1 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.

Fee and Other Income.    Other revenues for the nine months ended September 30, 2006 were $16.8 million compared with $7.1 million for the nine months ended September 30, 2005, an increase of $9.7 million. This increase was primarily the result of increased asset management, structuring and warehousing fees related to the structuring and management of five CDOs completed in 2005 and 6 CDOs completed in the first nine months of 2006.  These new CDOs increased our CDO assets under management from $7.8 billion at December 31, 2004 and $9.9 billion at December 31, 2005 to $14.7 billion at September 30, 2006.

Operating Expenses.    Operating expenses for the nine months ended September 30, 2006 were $15.4 million compared with $12.5 million for the nine months ended September 30, 2005, an increase of $2.9 million.

Interest Expense.    Interest expense for the nine months ended September 30, 2006 was $211.1 million compared with $150.7 million for the nine months ended September 30, 2005, an increase of $60.4 million. This increase was primarily the result of rising short-term interest rates, namely one and three month LIBOR, over the course of 2005 and 2006. Interest expense also included interest expense on debt incurred to finance our CDO equity investments.

Depreciation and Amortization.    Depreciation and amortization expenses for the nine months ended September 30, 2006 were $6.1 million compared with $5.7 million for the nine months ended September 30, 2005, an increase of $0.4 million. This increase was primarily the result of increased amortization of capitalized debt issuance costs.

Income of Minority Interest.    The income of minority interest for the nine months ended September 30, 2006 and 2005 was $3.1 million. Income of minority interest results from the fact that we consolidate two CDOs in which we own less than 100% of the equity. Minority interest reflected in the statement of operations represents the third party ownership interest in the income of the CDO. In the first nine months of 2006 and 2005, the two CDOs recognized net income and as a result we recorded income of minority interest to reduce our net income.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2006 was $9.3 million compared with $6.4 million for the nine months ended September 30, 2005, resulting in an effective tax rate of 35.6% and 38.9%, respectively. The decline in the effective tax rate is due to our strategy to invest a portion of ACA FG’s investment portfolio in tax-exempt bonds as well as lower state income tax expense.

Net Income.  Net income for the nine months ended September 30, 2006 was $16.8 million compared with $10.0 million for the nine months ended September 30, 2005, an increase of $6.8 million.

Other

Other consists of insurance businesses in which we are no longer active. Those businesses include industry loss warranty transactions, trade credit reinsurance and insurance of securitized manufactured housing bonds. For the three months ended September 30, 2006, we recognized total revenues of $1.2 million compared to $2.0 million for the same period in 2005.  For the nine months ended September 30, 2006, we recognized total revenues of $3.9 million compared to $7.7 million for the same period in 2005. These declines are expected since the transactions are expiring or approaching expiration.

For the three months ended September 30, 2006, total expenses of $0.7 million were recorded compared to $3.8 million for the same period in 2005.  For the nine months ended September 30, 2006, total expenses of $2.0 million were recorded compared to $7.0 million for the same period in 2005.  The decrease in expenses is primarily attributable to a decrease in loss and loss adjustment expenses as this business continues to run-off.

The declines in both total revenues and total expenses in Other are expected since the transactions are expiring or approaching expiration.

NET ECONOMIC INCOME

In managing our business and assessing its growth and profitability from a strategic and financial planning perspective, management and our Board of Directors considers our U.S. GAAP net income results as well as a measurement called net economic income. We believe that net economic income enhances the understanding of our results of operations by highlighting income attributable to our operating performance. However, net economic income is not a measurement of financial performance or liquidity under U.S. GAAP. It should not be considered in isolation or as a substitute for net income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with U.S. GAAP.

We define net economic income as net income excluding the after-tax effects of:

•                  unrealized gains (losses) on derivatives included in:

—           net insured credit swap revenue;

—           net realized and unrealized gains (losses) on derivative instruments; and

—           other net credit swap revenue;

•                  realized gains (losses) on non-CDO investments;

•                  the portion of interest expense related to the principal payments on borrowings that were financed with derivatives; and

•                  results from material non-financial guaranty businesses in which we no longer participate.

We exclude unrealized gains (losses) on derivatives because (i) they widely vary with changes in the credit market and interest rate environment and are not necessarily indicative of the performance of our underlying businesses and (ii) we intend to hold our positions to the derivative contracts’ expiration, at which time the mark to market values would revert to zero, to the extent no realized derivative gains or losses had occurred. We exclude realized gains (losses) on non-CDO investments because our investment strategy is focused on the preservation of capital and generation of current income as opposed to the generation of trading gains and losses. We also exclude a portion of interest expense on borrowings that were financed with interest rate swaps to pay the upfront issuance costs of some of our consolidated CDOs. FAS 133 requires that all payments made under the interest rate swaps, representing both principal and interest, be recorded as interest expense. In order to approximate our economic expense on these borrowings, we exclude the portion of interest expense related to what would be principal payments if these borrowings had been financed with debt obligations. By excluding these figures, net economic income provides a useful, and we believe more meaningful, alternative view of long-term trends in our profitability.

For the three months ended September 30, 2006 and 2005, we had $2.2 million and $1.9 million of unrealized gains (losses), respectively, on insured credit swaps included in net insured credit swap revenue. For the three months ended September 30, 2006 and 2005, we had $0.4 million and $1.7 million of unrealized gains (losses), respectively, on our derivatives included in net realized and unrealized gains (losses) on derivative instruments. For the three months ended September 30, 2006 and 2005, we had $(0.3) million and $(0.9) million of unrealized gains (losses), respectively, on our credit swaps included in other net credit swap revenue. For the three months ended September 30, 2006 and 2005, we had realized gains (losses) of $(0.2) million and $(0.1) million, respectively, on our non-CDO investments. For the three months ended September 30, 2006 and 2005, we had $0.9 million and $1.1 million of expenses, respectively, which effectively constituted principal payments on our interest rate swaps.

For the nine months ended September 30, 2006 and 2005, we had $1.4 million and $(2.0) million of unrealized gains (losses), respectively, on insured credit swaps included in net insured credit swap revenue. For the nine months ended September 30, 2006 and 2005, we had $4.0 million and $4.3 million of unrealized gains (losses), respectively, on our derivatives included in net realized and unrealized gains (losses) on derivative instruments. For the nine months ended September 30, 2006 and 2005, we had $(0.1) million and $(1.5) million of unrealized gains (losses), respectively, on our credit swaps included in other net credit swap revenue. For the nine months ended September 30, 2006 and 2005, we had realized gains (losses) of $(1.0) million and $(0.3) million, respectively, on our non-CDO investments. For the nine months ended September 30, 2006 and 2005, we had $2.9 million and $3.3 million of expenses, respectively, which effectively constituted principal payments on our interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES

We are a holding company, and as such, have no direct operations of our own. Our liquidity, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months) is dependent upon the ability of our operating subsidiaries, which excludes our consolidated CDO entities, to pay dividends or make other payments to us, proceeds from our recently completed initial public offering and our ability to incur indebtedness and otherwise access the capital markets. Our outstanding indebtedness is described under “—Indebtedness.” We may also incur additional indebtedness in the future to fund acquisitions, working capital, growth in our business or for other general corporate purposes. Our principal uses of liquidity are for the payment of interest on our debt and operating expenses. We also may require liquidity to make periodic capital investments in our operating subsidiaries. We do not currently intend to pay dividends. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses and debt-related expenses, as well as rating agency considerations. Based on the amount of dividends we expect to receive from our subsidiaries, the proceeds from our initial public offering and availability under our revolving credit facility, management believes that we will have sufficient liquidity to satisfy our needs over the next 12 months. Beyond the next 12 months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies regulations and general economic conditions. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, we can not guarantee that we will not be required to seek external debt or equity financing in order to meet our operating expenses and debt service obligations.

As discussed above, one source of our liquidity, for the next 12 months and for the longer term, will be amounts paid by our operating subsidiaries as dividends to us.  At September 30, 2006, approximately 90% of our assets on an unconsolidated basis represent our 100% ownership interest in ACA FG, our insurance subsidiary through which we operate all our lines of business. ACA FG is subject to restrictions under state insurance law on its ability to pay dividends.  In May 2005, the Maryland Insurance Commissioner approved ACA FG’s request to pay a dividend in an amount equal to the interest payments on $40 million of the $80 million of our trust preferred issuance outstanding through the year ended December 31, 2005. In addition, the Maryland Insurance Commissioner approved ACA FG’s issuance of a $10 million surplus note to us. Accordingly, during 2005 ACA FG paid dividends of $2.1 million for the ultimate benefit of its parent, ACA Capital, and $0.5 million in interest on the surplus note. In January 2006, ACA FG received approval from the Maryland Insurance Commissioner to make dividend payments to ACA Capital in an amount equal to the interest due in 2006 on $40 million of trust preferred debt, the proceeds of which were initially contributed by ACA Capital into ACA FG. The Maryland Insurance Commissioner also approved interest payments by ACA FG on the $10 million surplus note in January 2006. ACA FG has filed a request for approval of the Maryland Insurance Commissioner to make dividend and surplus note interest payments due in 2007 on the $40 million of trust preferred securities and the $10 million surplus note, respectively.  We have not received dividends from our operating subsidiaries other than ACA FG.

If the rating agencies were to reduce ACA FG’s financial strength rating to below the “A” category, we would be severely limited in our ability to insure additional municipal bonds or insure additional Structured Credit transactions. In addition, if the financial strength rating was reduced below “A-”, we could be required to provide collateral in the form of cash or securities to back certain of our Structured Credit transactions. In the case of certain insured credit swaps, if the underlying portfolio deteriorates below a pre-agreed point, we are generally required to post collateral in an amount that is the lesser of the amount by which actual losses exceed this pre-agreed point and the amount of any negative mark to market value of the insured credit swap. If any of these events occurred, it could materially hurt our financial performance and liquidity and severely strain our capital resources. See “—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity at our operating subsidiaries is used to pay operating expenses, claim payments and income taxes. Positive cash flow at ACA FG is only available to pay operating expenses of other operating subsidiaries subject to the approval of the Maryland Insurance Commissioner. In addition, certain of our operating subsidiaries may be required to post collateral in connection with credit derivatives. We had $55.8 million of collateral posted related to four synthetic equity transactions in our CDO Asset Management and Structured Credit businesses as of September 30, 2006. On an ongoing basis, our sources of funds at our operating subsidiaries primarily result from premiums written, asset management fees, investment income and proceeds from the sale and redemption of investments. Cash is used primarily to pay losses and loss expenses, policy acquisition costs, other operating expenses and interest expenses. Our cash flow from operations generally represents the difference between premiums collected along with the investment income realized, and investment earnings realized and the losses and loss expenses paid, policy acquisition and other operating expenses and investment losses realized. Cash flow from operations may differ substantially from net income. To date, we have invested all cash flow that is not required for operating purposes. Management believes that our subsidiaries’ operating needs generally can be met from operating cash flow.

See “—Indebtedness.”

Cash Flows for the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2006, we generated positive net operating cash flow of $21.2 million, primarily related to premiums written and investment income. This amount is net of our $16.0 million investment in our Credit Fund in the second quarter of 2006. During the same period, we had net proceeds from invested assets of $123.2 million. We had net cast outflows of $93.9 million related to financing activities, and as of September 30, 2006, had a cash balance of $224.9 million.

Cash Flows for the Nine Months Ended September 30, 2005

For the nine months ended September 30, 2005, we generated positive net operating cash flow of $59.2 million, primarily related to premiums written and investment income. During the same period, we invested a net cash amount of $197.4 million. We generated a net cash amount of $149.6 million through financing activities, and as of September 30, 2005, had a cash balance of $240.3 million.

In March 2005, one of our subsidiaries, ACA Parliament Funding, L.L.C, or ACA Parliament, entered into an agreement with an investment trust created by Bear, Stearns & Co. Inc., pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the note is 2010.

Capital Expenditures

We did not make any significant capital expenditures for the three or nine months ended September 30, 2006 or 2005.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have off-balance sheet exposure in the form of our financial guaranty exposure or par in force. Par in force at September 30, 2006 was $37.3 billion and includes exposure to Municipal Finance, Structured Credit and CDO Asset Management and other transactions in which ACA FG has issued insurance policies. Par in force at December 31, 2005, was $21.5 billion.

Contractual Obligations

The following table summarized our contractual obligations as of September 30, 2006(1):

		Less Than
	Total	One Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt
Corporate debt	$79,899	$—	$—	$—	$79,899
CDO debt—operating	109,656	—	—	101,231	8,425
CDO debt—non-recourse, net of discounts(2)	4,738,007	2,679,926	102,885	—	1,955,196
Total debt	4,927,562	2,679,926	102,885	101,231	2,043,520
Lease obligations	5,789	1,985	3,804	—	—
Loss reserves(3)	39,378	1,717	(1,429)	2,079	37,011
Total	$4,972,729	$2,683,628	$105,260	$103,310	$2,080,531

(1)          Does not include any potential borrowings under our new credit facility, described below under “—Indebtedness.”

(2)          Represents debt incurred by our CDOs that are consolidated under U.S. GAAP that are without recourse to any assets other than those of the CDO.

(3)          The loss and loss adjustment expenses payments due by period in the table above are based upon the present value of loss and loss adjustment expenses estimates as of September 30, 2006 and are not contractual liabilities with specified times of payment. Our contractual liability is to provide benefits under our policies. As a result, our calculation of loss and loss adjustment expenses payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses reserves generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims and amounts and as a result of variations between expected and actual payout patterns. Our failure to accurately set our loss reserves may result in having to increase our loss reserves or make payments in excess of our loss reserves, which could materially and adversely impact our financial condition.

Restricted Balances

Our insurance subsidiary, ACA FG, has assets on deposits with various regulatory authorities. At September 30, 2006, such assets on deposit were in the amount of $5.2 million. In connection with our CDO Asset Management and Structured Credit businesses, we had on deposit $55.8 million for the benefit of various counterparties. These funds revert back to us upon the expiration of the related risk and in certain instances may be used to pay losses should they be incurred. We also hold $1.9 million in collateral, through one of our consolidated CDOs, for the benefit of the CDO debt holders.

Indebtedness

Credit Facility

We entered into a credit agreement dated May 1, 2006 with J.P. Morgan Securities Inc., as Arranger, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders from time to time party thereto. The credit agreement provides for a 364-day senior unsecured revolving credit facility in an aggregate principal amount of up to $75 million.

We may borrow cash under the revolving credit facility bearing interest based on the London Inter Bank Offering Rate, or LIBOR, or the Alterative Base Rate, or ABR. The interest rate on loans borrowed and bearing interest at LIBOR, or LIBOR Loans, varies depending upon our ratio of debt to debt plus stockholders’ equity, excluding all other comprehensive income, which we call the Leverage Ratio, and fluctuations in LIBOR. Any debt of a consolidated CDO is excluded from the numerator and dominator in calculating the Leverage Ratio. As of May 1, 2006 the applicable margin for LIBOR Loans was equal to 0.500% per annum. The applicable margin for loans borrowed and bearing interest at ABR is zero. We also have the right to solicit fixed or floating rate competitive bids for loans from members of the syndicate of lenders party to the credit agreement.

We also agreed to pay a facility fee payable quarterly in arrears and calculated as a percentage of the total commitments under the revolving credit facility. Such facility fee varies based on our Leverage Ratio and ranges between 0.100% up to 0.175% per annum. In addition, we also agreed to pay a utilization fee payable quarterly in arrears and at a rate of 0.125% per annum on the average daily amount of the outstanding principal under the revolving credit facility, but only payable whenever such outstanding principal amount exceeds 50% of the commitments under the revolving credit facility.

The facility’s financial covenants require us to maintain (i) a minimum net worth set initially at 80% of our actual reported net worth, increased quarterly by 60% of net income, and increased by 60% of all new equity proceeds, (ii) a Leverage Ratio of not greater than 35%, and (iii) a minimum financial strength rating from S&P of “A-” for ACA FG. The facility also includes customary negative covenants including: limitations on liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments to third parties in respect of our capital stock, transactions with affiliates, changes in fiscal year, debt incurred by our subsidiaries (but excluding non-recourse debt and certain wrapped debt), and changes in line of business. There are no prepayment penalties under the facility. We were in compliance with these covenants as of September 30, 2006.

Trust Preferred Securities

We issued floating rate junior subordinated deferrable interest debentures, structured as trust preferred securities, of $20.6 million, $20.6 million, $20.6 million and $18.0 million on December 29, 2004, October 29, 2003, May 15, 2003, and December 4, 2002, respectively. The trust preferred debt securities have an initial stated term of 30 years with a call provision at five years from the date of each issuance. The current interest rates on the $79.9 million of outstanding trust preferred debt securities range from 8.74% to 9.51% at September 30, 2006. The effective interest rate of these securities is calculated based on three-month LIBOR plus a margin of 3.35% to 4.1% per annum subject to certain interest rate caps during the lives of the securities.

The indentures governing the debentures limit our ability to pay dividends and incur other indebtedness. Events of default under the indentures include failure to make timely principal or interest payments, continuation of a breach of the indentures 60 days after proper notice, bankruptcy, liquidation and dissolution.

Other Financings

To the extent we purchase equity in our CDOs, we may issue notes to finance such purchases. These notes are debt obligations backed by our equity interest in the CDO and insured as to the repayment of principal and interest by ACA FG. The notes generally may be redeemed prior to the scheduled maturity date at our option.

In March 2005, one of our subsidiaries, ACA Parliament, entered into an agreement with an investment trust, pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the note is 2010. We will have to refinance this medium term note program upon maturity in 2010 since the maturity date is in advance of the maturity date of many of the assets acquired with the proceeds of such issuance.

Notes outstanding in connection with the financing of our equity purchases, including the medium term note, totaled $110.0 million at September 30, 2006 and $116.2 million at December 31, 2005.

INVESTMENT PORTFOLIO

As of September 30, 2006, our investment portfolio consisted of $5.4 billion of fixed maturity securities, of which $4.7 billion were from VIEs that we consolidate under FIN 46(R), $18.6 million from our unconsolidated CDOs, $558.8 million were held in our insurance company investment portfolio and $218.0 million were from our Credit Fund. The vast majority of our fixed maturity securities are designated as available for sale in accordance with FAS 115 “Accounting for Certain Investments in Debt and Equity Securities.” The remaining fixed maturity securities are designated as part of a trading portfolio. These securities were purchased in connection with the launching of our Credit Fund. The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager. The Credit Fund invests in fixed maturity securities, particularly in the asset-backed sector. The Credit Fund had net assets under management of $25.0 million as of September 30, 2006, of which we had invested $16.4 million. The remaining $8.6 million was invested by third party investors. In addition to receiving a return on investment in the Credit Fund, we are paid a management fee to select and manage the assets of the fund for third parties. For accounting purposes, the Credit Fund is consolidated in our financial statements as of September 30, 2006 and its financial results are recorded in the Structured Credit line of business. Fixed maturity securities available for sale are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income in stockholders’ equity while changes in the fair value of trading securities are recorded in the income statement. Other than temporary impairments on our VIE and non-VIE investments are recorded in net income as realized losses.

The following table summarizes our investment portfolio as of September 30, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$41,900	$395	$(526)	$41,769
Federal-agency securities	75,228	—	(1,004)	74,224
Obligations of sales and political subdivisions	121,018	779	(845)	120,952
Corporate securities	106,070	418	(2,325)	104,163
Asset-backed securities	13,773	59	(73)	13,759
Mortgage-backed securities	138,266	2	(3,025)	135,243
Total non-VIE securities	496,255	1,653	(7,798)	490,110
Available for sale VIE asset-backed securities	4,642,071	34,434	(16,666)	4,659,839
Total available for sale	5,138,326	36,087	(24,464)	5,149,949
Held for trading- Credit Fund:
Securities held for trading- assets	217,994	52	(60)	217,986
Securities held for trading- liabilities	(7,636)	5	(1)	(7,632)
Total held for trading- Credit fund	210,358	57	(61)	210,354
Total	$5,348,684	$36,144	$(24,525)	$5,360,303

The amortized cost and estimated fair value of fixed maturity securities available for sale and held for trading as of September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Non- VIE Securities		VIE Securities		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Available for sale(1):
Due in one year or less	$23,944	$23,841	$—	$—	$23,944	$23,841
Due after one year through five years	73,671	72,659	144,473	146,032	218,144	218,691
Due after five years through ten years	168,618	167,482	379,138	383,157	547,756	550,639
Due after ten years	230,022	226,128	4,118,460	4,130,650	4,348,482	4,356,778
Total available for sale	496,255	490,110	4,642,071	4,659,839	5,138,326	5,149,949
Held for trading- Credit Fund(1):
Due after one year through five years	—	—	(7,636)	(7,632)	(7,636)	(7,632)
Due after ten years	—	—	217,994	217,986	217,994	217,986
Total held for trading	—	—	210,358	210,354	210,358	210,354
Total	$496,255	$490,110	$4,852,429	$4,870,193	$5,348,684	$5,360,303

(1)          Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations which may or may not include call or prepayment penalties.

Fair value of the fixed maturity securities is based upon quoted market prices provided by either independent pricing services or, when such prices are not available, by reference to broker or underwriter bid indications.

We review our investment portfolio on at least a quarterly basis for possible impairment losses.

The following table summarizes the ratings distributions of the fixed maturity securities in our investment portfolio and the investment portfolio of our consolidated VIEs as of September 30, 2006 and December 31, 2005:

	As of	As of
Rating(1)	September 30, 2006	December 31, 2005
	(in thousands)
AAA or equivalent	$341,781	$344,383
AA	44,715	41,057
A	66,547	58,884
BBB	30,424	35,393
Below investment grade and non-rated	6,643	8,057
Total non-VIE securities	490,110	487,774
VIE securities	4,659,839	4,810,965
Held for trading- Credit Fund	210,354	—
Total	$5,360,303	$5,298,739

(1) Ratings are represented by the lower of the S&P and Moody’s Investors Service classifications.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of September 30, 2006:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$3,268	$(4)	$21,462	$(522)	$24,730	$(526)
Federal-agency securities	23,701	(134)	50,524	(870)	74,225	(1,004)
Obligations of states and political subdivisions	1,091	(5)	57,096	(840)	58,187	(845)
Corporate securities	9,330	(170)	65,257	(2,155)	74,587	(2,325)
Asset-backed securities	—	—	5,953	(73)	5,953	(73)
Mortgage-backed securities	31,081	(277)	98,071	(2,748)	129,152	(3,025)
Total non-VIE securities	68,471	(590)	298,363	(7,208)	366,834	(7,798)
Available for sale-VIE—asset-backed securities	713,759	(8,583)	483,157	(8,083)	1,196,916	(16,666)
Total	$782,230	$(9,173)	$781,520	$(15,291)	$1,563,750	$(24,464)

The unrealized losses on the Company’s investments were caused by interest rate increases. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily-impaired at September 30, 2006.

Included above are 434 fixed maturity securities, 170 in the non-VIE portfolios, and 264 in the VIE portfolios. At September 30, 2006, there were 3 fixed maturity securities each of whose amortized cost exceeded its respective fair value by greater than 20%. In addition, over 98% of these securities are rated investment grade in the non-VIE portfolios while over 98% are rated investment grade in the VIE portfolios. Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of September 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact our financial instruments are due to interest rates, credit spreads, asset correlation, asset-backed security prepayments, CDO reinvestment and CDO commercial paper refunding. Each of these risks and the specific types of financial instruments which they impact are described below. Senior managers in our risk management department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “—Critical Accounting Policies and Estimates—Investments” and “—Critical Accounting Policies and Estimates—Derivative Contracts” above.

Interest Rate Risk

Interest rate risk is the risk that the fair value of our interest rate sensitive assets or liabilities will change with changes in market interest rates. We own both fixed rate and floating rate bonds in our non-CDO investment portfolio and consolidated CDO portfolios. Also, our unconsolidated CDO equity investments have fair values that are sensitive to yield curve movements.

We use interest rate swaps and caps to hedge differences in the cash flow of assets and liabilities within many of our CDOs. These hedges also act to reduce the net sensitivity to fair value changes. We do not hedge the interest rate risk of our non-CDO investment portfolio since we prefer the income from this portfolio be predominantly fixed coupon. As interest rates go up or down, the yield of that investment portfolio will be fairly stable, however, the fair value will fluctuate. While this portfolio holds both fixed-and floating-rate debt obligations, it is predominantly fixed rate. Conversely, our funded CDO assets are primarily comprised of floating rate securities. While the values of these securities are not sensitive to interest rate movements, the associated yields are sensitive to changes in interest rates.

The following table shows the change in fair value for all business activities with significant interest rate risk. We employ proprietary cash flow models to derive these values.

Business Activity	Fair Value at September 30, 2006	+100 bps per annum Shift	-100 bps per annum Shift
	(in millions)

Non-CDO investment portfolio	$490.1	(25.4)	$28.0
CDOs	4,779.2	(19.4)	20.5
Interest rate swaps	(15.5)	14.5	(15.3)
	$5,253.8	(30.3)	$33.2

Credit Spread Risk

Credit spread risk is the risk that the fair value of our credit sensitive assets or other risk exposure will change with changes in the credit spreads of the referenced entities. Roughly speaking, the “credit spread” is the additional yield above the risk-free benchmark yield that a borrower must pay to its lenders. The credit spread increases as the perceived risk of default of the borrower increases. Fluctuations of credit spreads behave like movements in the market yield curve (interest rate risk) for simple fixed-income investments and impact fixed- and floating-rate debt equally. Our credit swap exposure in our Structured Credit and CDO Asset Management transactions, is generally more sensitive to movements in credit spreads than to movements in interest rates since the mathematical models that determine fair value use changing spreads as a signal of a changing likelihood of default in the future.

The following table shows the change in fair value for all business activities with significant credit spread risk. We employ proprietary cash flow and stochastic default models to derive these values.

Business Activity	Fair Value at September 30, 2006	+25 bps per annum Credit Spread Shift	-25 bps per annum Credit Spread Shift
	(in millions)
Non-CDO investment portfolio	$490.1	$(8.0)	$8.0
CDOs (1)	4,779.2	(40.6)	39.1
Structured Credit	—	(8.1)	4.9
	$5,269.3	$(56.7)	$52.0

(1) Includes guaranteed investment contract balance of $119.3.

We chose stresses of plus or minus 25 basis points per annum for the credit spread risk sensitivity, as opposed to a larger value, since many of the underlying spreads are less than 100 basis points per annum.

Asset Correlation Risk

For a hypothetical portfolio of debt instruments, the correlation among the positions does not affect the fair value of the portfolio. For portfolios of debt instruments that are divided into risk layers (i.e., “AAA” through equity) or tranches, however, the correlation among the risk positions is significant because higher correlations could lead to greater or lower risk of default based on the position of the given risk layer. Such risk exists primarily in our CDO Asset Management and Structured Credit businesses. The industry measures this correlation as “asset correlation,” which is defined as the correlation of the enterprise value of one firm to another. We perform proprietary mathematical calculations and assign asset correlation values to all corporate, asset-backed, mortgage-backed, and municipal risk positions in order to generate fair value and risk-related results.

The following table shows the change in fair value for these two business activities with significant asset correlation risk. We employ proprietary cash flow, asset correlation, and stochastic default models to derive these values.

Business Activity	Fair Value at September 30, 2006	+5% Shift in Asset Correlation	-5% Shift in Asset Correlation
	(in millions)
CDOs	$4,779.2	$—	$(0.1)
Structured Credit	—	(6.5)	(0.1)
	$4,779.2	$(6.5)	$(0.2)

Other Market Risks

In addition to the above-mentioned risks, the ultimate return we realize on our equity investments in our CDOs is impacted by several other market risks. These risks are ABS prepayment risk, reinvestment risk and commercial paper refunding risk. Because our equity exposure behaves like a floating-rate obligation, our equity return depends on the leverage of the transaction (total portfolio size divided by the equity tranche size). Early prepayments on the ABS underlying the CDO would deliver the transaction and, thus, diminish the returns to the equity holders. This risk is mitigated somewhat by the fact that the majority of the underlying CDO ABS pay interest based on floating rate, making them less sensitive to prepayments. Our non-CDO investment portfolio could also be impacted by prepayments. We limit this exposure by imposing limits on the amount of such securities held in this portfolio.

Six of our funded CDO transactions are currently in the “reinvestment period.” This means that as the asset-backed securities (in six CDOs) or the leveraged loans (in one CDO) return principal to the CDO portfolios, we re-invest the principal proceeds rather than repay CDO debt. Since the CDO liability cost is frozen at inception (either as a fixed coupon, or, more typically, as a fixed spread to LIBOR), we, as equity investor bear the risk that reinvestment spreads will decrease. Conversely, increasing reinvestment spreads benefit our equity investment.

In two of our consolidated CDO transactions, the senior liability (of approximately $1.3 billion in each as at September 30, 2006) is comprised of commercial paper. Hence, our balance sheet carries approximately $2.7 billion of short-term debt or commercial paper as at September 30, 2006 that we refund, on average, monthly. The typical yield cost of this commercial paper (including dealer cost) is LIBOR-flat. Our risk is that future issuances may give the commercial paper a positive spread to LIBOR. There is no guarantee that investors will continue to buy this CDO commercial paper at LIBOR-flat. Alternatively, this future commercial paper funding could fall below LIBOR. We manage this refunding risk by negotiating into the CDO transaction, caps on the spread to LIBOR. As a result, the commercial paper, or CP, yield cannot exceed LIBOR +40 basis points per annum due to the presence of put option contracts. An increase in the spread above LIBOR directly impacts our equity investment. When the CP spread widens (tightens), we receive lesser (greater) cash distributions.

Credit Opportunity Fund

We view the market risks (principally interest rate and credit spread risk) in the Credit Fund as not material to our financial position as of September 30, 2006. While the Credit Fund is consolidated for financial reporting purposes, our net investment in the fund is $16.4 million. Total invested assets of the fund were approximately $250.1 million at September 30, 2006.  The fund hedges interest rate risk on its fixed rate assets to remain close to market neutral with respect to interest rate risk.  At September 30, 2006, the weighted modified duration of the portfolio was less than one year.  Additionally, at September 30, 2006, the vast majority of the bonds held in the fund were floating interest rate payers which have minimal interest rate risk.  Finally, assets held in the fund as of September 30, 2006 had an average credit quality of AAA, thereby substantially reducing credit spread risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by ACA Capital’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2006, the Company paid a judgment in the amount of $3.7 million in satisfaction of a damages award in connection with an employment contract dispute with a former executive of the Company plus accrued interest through the date of payment.  Also in May 2006, the Company settled the former executive’s attorney’s fees at an additional amount of $0.6 million.  The Company had posted a reserve of $4.2 million to cover these costs in December 2005.  A judicial satisfaction of the judgment has been filed and the Company has no additional liability with respect to this matter.

There are no other material lawsuits pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 1A. Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our Registration Statement, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Registration Statement are not the only ones facing the Company and its subsidiaries. Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described our Registration Statement or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2006, the SEC declared effective our Registration Statement in connection with our initial public offering.  The underwriters were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Stephens Inc. and Keefe, Bruyette & Woods, Inc.  Our offering did not terminate before any securities were sold, but as of the date of the filing of this report, our offering has terminated and 6,875,000 shares of our common stock were sold.

All 6,875,000 shares of our common stock registered in our offering were sold by us at an initial public offering price per share of $13.00.  The aggregate purchase price of the offering was $89.4 million and we incurred total estimated expenses, including the underwriters’ discount and commissions and transaction expenses paid to unaffiliated third parties in connection with the offering, of approximately $10.3 million.  The net offering proceeds to us after deducting these expenses was approximately $79.1 million.  There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On August 3, 2006, our security holders voted through written consent to approve the Company’s Amended and Restated 2006 Stock Incentive Plan (the “2006 Plan”).  The purpose of the amendment was to (i) increase the number of shares of common stock available for issuance under the Plan, and (ii) provide that in the event that any awards previously issued or issued in the future expire or otherwise terminate unexercised or unvested, or are reacquired by the Company, the number of shares available for issuance pursuant to awards under the 2006 Plan would increase by such amount.  This action was taken by the affirmative vote of (i) 89.3% of the Company’s series B senior convertible preferred stock and (ii) 79.6% of all of the Company’s outstanding stock.

On August 11, 2006, our security holders voted through written consent to approve a Certificate of Amendment to our Certificate of Incorporation (the “August Charter Amendment”).  The August Charter Amendment provided that any dividend of Common Stock declared by the Company on or before March 31, 2007 would be treated for all purposes as a subdivision of the Common Stock.  On August 16, 2006, the August Charter Amendment was filed with the Secretary of State of the State of Delaware. This action was taken by the affirmative vote of (i) 89.3% of the Company’s series B senior convertible preferred stock and (ii) 79.6% of all of the Company’s outstanding stock.

On September 22, 2006, our security holders voted through written consent to approve a Certificate of Amendment to our Certificate of Incorporation (the “September Charter Amendment”).  The September Charter Amendment provided that certain of our institutional stockholders have no obligation to offer us an opportunity to participate in business opportunities presented to those entities or their respective affiliates even if the opportunity is one that we might reasonably have pursued, and that none of those entities nor their respective affiliates will be liable to us or our stockholders for breach of any duty by reason of any such activities unless, in the case of any person who is a director or officer of our company, such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as an officer or director of our company.  On September 27, 2006, the September Charter Amendment was filed with the Secretary of State of the State of Delaware. This action was taken by the affirmative vote of (i) 89.3% of the Company’s series B senior convertible preferred stock, (ii) 72.5% of the Company’s convertible preferred stock, (iii) 100% of the Company’s senior convertible preferred stock and (iv) 79.6% of all of the Company’s outstanding stock.

Item 5. Other Information

None.

Item 6. Exhibits

3.1.6	Certificate of Amendment of Certificate of Incorporation of the Registrant dated August 16, 2006.*

3.1.7	Certificate of Amendment of Certificate of Incorporation of the Registrant dated October 2, 2006.*

3.1.8	Certificate of Amendment of Certificate of Incorporation of the Registrant dated November 13, 2006.**

4.4.3	Amendment No. 3 to Stockholders Agreement, dated as of November 9, 2006.**

10.1	Amended and Restated 2006 Stock Incentive Plan, dated as of August 3, 2006.*

10.2	Form of Amended and Restated Incentive Stock Option Agreement.*

10.3	Form of Amended and Restated Non-Qualified Stock Option Agreement.*

10.4	Form of Restricted Stock Award Agreement.*

10.5	Amended and Restated Employment Agreement, between the Registrant and Alan S. Roseman, dated as of November 9, 2006.

10.6	Amended and Restated Employment Agreement between the Registrant and Edward U. Gilpin, dated as of November 9, 2006.

10.7	Office Building Lease between ACA Financial Guaranty Corporation and 140 BW LLC, dated as of December 7, 2006.

10.8	Sublease between ACA Financial Guaranty Corporation and Platinum Technology International, Inc., dated October 19, 2006.

31.1	Chief Executive Officer — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer — Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Incorporated herein by reference to the ACA Capital Holdings, Inc. Registration Statement on Form S-1 (Commission File No. 333-133949)

**          Incorporated herein by reference to the ACA Capital Holdings, Inc. Current Report on Form 8-K filed on November 15, 2006 (Commission File No. 001-33111)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACA CAPITAL HOLDINGS, INC.
(Registrant)

Date: December 20, 2006	/s/ Alan S. Roseman
Alan S. Roseman
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2006	/s/ Edward U. Gilpin
Edward U. Gilpin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)