Form 10-K
period 2006-12-31
ACA Capital Holdings Inc
filed 2007-04-02
CIK 1304623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33111

ACA Capital Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	75-3170112
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

140 Broadway

New York, New York 10005

(Address of principal executive officers, including zip code)

(212) 375-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.            Yes ☐    No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The Registrant completed the initial public offering of its common stock in November 2006. Accordingly, there was no public market for the Registrant’s common stock as of June 30, 2006, the last day of the Registrant’s most recently completed second fiscal quarter.

As of March 27, 2007, 37,038,756 shares of Common Stock, par value $0.10 per share, were outstanding.

Documents Incorporated By Reference

Part III incorporates certain information by reference from the Registrant’s definitive proxy statement for the 2007 annual meeting of stockholders, which proxy will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2006.

CAUTIONARY STATEMENTS REGARDING
FORWARD-LOOKING STATEMENTS

Some of the statements under “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may include statements that are not historical or current facts and may be considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. The words “believe”, “anticipate”, “project”, “plan”, “expect”, “intend”, “may”, “will likely result”, “looking forward” or “will continue,” and similar expressions identify forward-looking statements. Such statements reflect management’s current expectations or forecasts of future events based on its current views and assumptions regarding future events and economic performance.

Any or all of the forward-looking statements herein are subject to risks and uncertainties that may cause actual results to differ materially from those set forth in these statements. Among factors that could cause actual results to differ materially are:  (1) difficulties with the execution of our business strategy; (2) changes in the economic, credit spread or interest rate environment in the United States and overseas; (3) the level of activity in the national and global debt markets; (4) market spreads and pricing on derivative products insured or issued by us; (5) significant credit losses in excess of expectations and the inability to obtain expected levels of reimbursement or recoveries; (6) ratings actions with respect to the financial strength rating assigned by Standard & Poor’s Ratings Services, or S&P, to our insurance subsidiary, ACA Financial Guaranty Corporation, or a change in S&P’s ratings criteria at any time; (7) prepayment speeds on insured asset-backed securities and other factors that may influence the maturity of collateralized debt obligations, or CDOs, and related management fees paid to us; (8) decreased demand for our insurance products or asset management services, or increased competition in our markets; (9) changes in accounting policies or practices that may impact our reported financial results; (10) the amount of reserves established for losses and loss expenses and the differences between our reserves and actual losses; (11) changes in regulation or tax laws applicable to us or those with which we do business; (12) governmental action; (13) loss of key personnel; (14) technological developments; (15) the effects of mergers, acquisitions and divestitures; (16) other risks and uncertainties that have not been identified at this time; (17) management’s response to these factors; and (18) other risk factors identified under Part I, Item 1A of this report. We caution that forward-looking statements made by us speak only as of the date on which they are made, and, except as required by law, we do not undertake any obligation to update or revise such statements if management’s expectations change or we become aware that any forward-looking statement is not likely to be achieved.

If one or more of these or other risks or uncertainties materialize, or if management’s underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect management’s current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this section.

PART I

Item 1.                        Business.

Overview

ACA Capital Holdings, Inc. (hereafter “ACA”, “we”, “us”, “our” or the “Company”) is a holding company, headquartered in New York City, that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and municipal finance capital markets. We also provide asset management services to specific segments of the structured finance capital markets. We participate in our target markets both as a provider of credit protection through the sale of financial guaranty insurance products, for risk-based revenues, and as an asset manager, for fee-based revenues. Our business model seeks to combine the operational leverage of our core credit and asset management capabilities with the financial leverage provided by our “A” rated financial guaranty insurance platform.

Our core competency is selecting, analyzing, structuring and managing credit risk in a variety of fixed income financial asset classes, including investment grade and non-investment grade corporate obligations (including bonds and loans), asset-backed securities, or ABS (including mortgage-backed securities, or MBS, and other asset classes) and municipal and other public finance securities. Throughout our businesses we generally assume credit risk to the scheduled maturity of the underlying credit, including credit risks that are of low investment grade quality or high non-investment grade. We apply a rigorous underwriting and credit process to analyze each transaction and its incremental effect on our existing credit portfolio, and have adopted a risk management approach which is designed to ensure that the risk profile of a given credit or transaction meets our credit, profitability and loss tolerance standards.

Business Lines

We operate our businesses through three strategic business lines, which consist of our two financial guaranty insurance lines of business, Structured Credit and Public Finance, and our CDO Asset Management business. Each of these businesses relies on our core competencies of credit analysis, transaction structuring, risk management and surveillance. Applying these competencies across our platform allows us to create efficiencies in our operations and to deliver a wide range of services and product solutions for our institutional customers.

The following is an overview of each of our three business lines. For a more detailed discussion of each business line, see “—Structured Credit”, “—Public Finance”, and “—CDO Asset Management.”

Financial Guaranty Insurance Lines of Business

Structured Credit:   As a part of our financial guaranty insurance business, we apply our substantial experience in credit analysis to select, structure and sell credit protection, principally on highly rated exposures, through insured credit swaps in the institutional fixed income markets. We generate revenues in our Structured Credit business through the premiums paid to ACA Financial Guaranty to insure against the risk of default on the assets underlying our credit swaps. Although our “A” rating affords our Structured Credit business significant flexibility to offer credit protection on any portion of a given capital structure, currently our insured credit swap portfolio is constructed primarily of exposures attaching above the “AAA” rated level of subordination.

Additionally, we recently formed a Credit—focused Absolute Return Fixed Income Fund, ACA Capital Partners I, or the Credit Fund, as a part of our Structured Credit line of business. As of December 31, 2006, our Credit Fund had net assets under management of $25.6 million. The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager. The Credit Fund is managed by ACA Management and invests primarily in fixed income securities.

Public Finance:   We provide financial guaranty insurance on municipal and other public finance bonds that guarantee to the investor the timely payment of interest and ultimate payment of principal on such obligations. Through ACA Financial Guaranty, we target low investment grade, high non-investment grade and unrated sectors of the public finance market that, under our analysis, have strong credit profiles and security, or other enhancements. We also target markets that are underserved by reason of industry sector, credit characteristics or transaction size. We generate revenue in our Public Finance business through the receipt of premiums for the insurance we provide. ACA Financial Guaranty is licensed to provide financial guaranty insurance in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

Other Financial Services

CDO Asset Management:   We apply our core competencies of evaluating and managing credit risk for fees in our CDO Asset Management line of business. Specifically, we serve as an asset manager of collateralized debt obligations, or CDOs, for the benefit of the third party investors in these CDOs. A CDO is a securitization of fixed income assets such as bonds, loans, MBS, ABS and credit swaps. CDO assets are funded by the issuance of various liabilities with credit profiles ranging from “AAA” rated debt to non-rated equity. Our CDOs have a diverse worldwide institutional investor base.

Our CDO Asset Management revenues consist of asset management fees and risk-based revenue in the form of return on our equity investments in our CDOs. In order to align our interests as a manager with those of our investors, we typically invest in some portion of the equity of our managed CDOs, currently targeting 10% of the total equity offered. ACA Management manages U.S. based assets and ACA Capital Management (U.K.) will manage European based assets.

Based on our knowledge of the market, we believe we are one of the largest global CDO managers as ranked by assets under management. Through our Structured Credit line of business, we have taken exposure at the most senior level in three of our CDOs. We do not credit enhance any portion of our CDO liabilities for investors.

Corporate Structure

ACA is a Delaware corporation. We began operations in September 1997 with a business strategy focused on providing “A” rated financial guaranty insurance to the municipal finance market. Beginning in 2002, we extended our financial guaranty insurance products to include our Structured Credit business and expanded our operations generally by establishing our CDO Asset Management business. In 2006, we opened offices in London and Singapore to further expand our operations into the European and Asian credit markets.

Our principal subsidiary through which we currently operate our business is ACA Financial Guaranty Corporation (“ACA Financial Guaranty”), our S&P “A” rated insurance subsidiary that is organized in the State of Maryland. As of December 31, 2006, approximately 85% of our assets on an unconsolidated basis represented our 100% indirect ownership interest in ACA Financial Guaranty. ACA Service L.L.C., a wholly-owned direct subsidiary of ACA Financial Guaranty, is a Delaware limited liability company and owns the majority of the special purpose entities through which we execute our insured credit swaps. ACA Financial Guaranty insures the obligations of the special purpose entities in our Structured Credit line of business. Our CDO Asset Management services are conducted through our subsidiaries ACA Management, L.L.C. (“ACA Management”), also a wholly-owned indirect subsidiary of ACA Financial Guaranty, and ACA Capital Management (U.K.) Pte. Limited, a wholly-owned indirect subsidiary of the Company. ACA Management, a Delaware limited liability company, is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser. ACA Capital Management (U.K.), a United

Kingdom private limited company, became authorized and regulated by the Financial Services Authority (“FSA”) as an investment manager in January 2007.

Business Strategy

Our business strategy is to continue to leverage our credit management expertise to generate attractive risk-adjusted returns on our capital in our financial guaranty insurance lines of business through the insurance of targeted credit exposure and to grow our assets under management. We plan to achieve these objectives through the following strategies:

•       Grow our insured credit exposure and assets under management, in terms of the number of transactions, size of transactions and types of asset classes that we insure and manage, both in the United States and internationally.

•       Target attractive risk-adjusted returns in the credit markets.

•       Expand our existing product lines into broader geographical areas, asset classes and credit profiles and develop new credit product areas.

•       Expand counterparty and other key relationships for our insurance lines of business.

•       Maintain a capital base in excess of S&P’s requirements for “A” rated insurers so that we have excess rating agency capital to absorb unforeseen losses, while sustaining the operating flexibility of that “A” financial strength rating.

We maintain a website at www.aca.com. We are not including or incorporating by reference the information contained on our website into this report. We make available on our website, free of charge and as soon as reasonably practicable after we file with, or furnish to, the SEC, copies of our most recently filed Annual Report on Form 10-K, all Quarterly Reports on Form 10-Q and all Current Reports on Form 8-K, including all amendments to those reports. In addition, copies of our Corporate Governance Guidelines, Code of Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Policy Regarding Director Independence Determinations and the governing charters for each Committee of our Board of Directors are available free of charge on our website, as well as in print to any stockholder upon request. The public may read and copy materials we file with the SEC in person at the public reference facility maintained by the SEC at its public reference room at 100 F Street, NE, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents, upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies, including us, that file electronically with the SEC.

Structured Credit

General

We select, structure and sell credit protection through ACA Financial Guaranty, principally on highly rated liabilities of structured financings, including layers of risk of single tranche transactions and fully distributed CDOs, MBS and ABS transactions. Each liability or layer of risk that we insure generally references a diversified portfolio of corporate financial obligations such as bonds and loans, or structured finance securities. In addition, each layer of risk typically benefits from subordination, which means that we would not be required to make a payment until a pre-negotiated level of losses resulting from defaults on the referenced assets or a substitution of referenced assets has been reached. The pre-negotiated level of losses is referred to as an attachment point.

We generally assume credit risk in our Structured Credit business by entering into credit swaps with various counterparties, the required payments under which are insured by, and payable under, financial guaranty insurance policies. While generally we receive a fixed payment or premium for the sale of credit protection on a quarterly basis, in certain circumstances we receive a single premium that is paid up front at the time that we enter into such insured credit swap. Additionally, our insured credit swaps typically are secured by contingent collateral arrangements pursuant to which we agree to post collateral to secure our transactions, primarily in the event we experience a corporate credit event such as a downgrade of ACA Financial Guaranty to below an “A-“ financial strength rating. Our willingness to provide such security, combined with our A-rated insurance platform, enhances counterparties’ willingness to do business with us and differentiates our business model from “AAA” rated financial guarantors and similar entities that are typically unable or unwilling to provide such collateral arrangements.

A large portion of our Structured Credit business consists of the insurance of single tranche transactions referencing a portfolio of corporate credits. In these transactions, which we refer to as Collateralized Synthetic Obligations (CSOs), we negotiate with dealers to construct a portfolio of reference entities, our attachment point and the size of our aggregate exposure that we will insure, each in accordance with the risk profile that we are willing to assume based on our risk adjusted return requirements.

For CDO, MBS and ABS transactions, we generally sell protection in the form of insured credit swaps that reference certain tranches of liabilities issued by those structures. Under our insured credit swaps we are obligated to make payments to a protection buyer in the event that the assets purchased in such structures have insufficient cash available to pay principal or interest on the referenced liability, or the assets underlying the referenced liability are written down beyond the enhancement afforded the class of securities insured.

As of December 31, 2006, over 99.7% of our insured credit swap portfolio was constructed of exposures attaching above the “AAA” rated level of subordination. However, beginning in 2005, we have assumed limited amounts of credit risk exposure that would be rated lower than “AAA.” We anticipate some growth in insuring credit exposure lower than “AAA” rated credit profiles when we believe such exposures will meet our risk-adjusted return requirements. We have also grown, and intend to continue to grow our Structured Credit business through the introduction of new asset classes and insurance products, including selling credit protection on single tranches referencing portfolios of MBS with various ratings, selling protection on single-name MBS (with various credit ratings), and executing credit swap transactions that reference the developing ABS indices.

Structured Credit Portfolio

The chart below shows the notional amounts of our insured Structured Credit portfolio as of the end of each quarter in 2006 and as of the end of each year since we closed our first Structured Credit transaction in 2002.

Historical Notional Amount of Structured Credit Portfolio
(Dollars in billions)

We executed our first Structured Credit transaction in July of 2002. As of December 31, 2006, we had completed 157 transactions with 151 of these outstanding as of December 31, 2006 and our insured Structured Credit portfolio totaled $39.4 billion (in aggregate insured credit swap notional amount). One way in which we manage risk in our insured credit swap portfolio is by means of diversification based on a variety of criteria, including reference rating quality, industry type and geographic location. As of December 31, 2006, our insured credit swaps written on CSO tranches include well over 1,000 reference entities spread across numerous ratings (primarily investment grade) and a wide range of industries and countries. Reference entities domiciled in the United States and outside of the United States comprised 53.7% and 46.3%, respectively, of our aggregate single tranche corporate credit portfolio as of December 31, 2006; of those domiciled outside of the United States, 61.8% constituted European reference entities and 24.6% constituted Asian reference entities. All of our insured credit swaps are denominated in United States dollars except for seven transactions denominated in Euros.

The chart below shows our insured Structured Credit portfolio by deal type as of December 31, 2006:

	Year Ended December 31,		As of December 31,
	2006	2005	2006
	Notional	Notional	Outstanding	Percentage
Deal Type	Written	Written	Notional Amount	of Portfolio
CDO/CSO
Corporate	$13,537	$9,009	$26,230	66.5%
ABS/MBS	11,952	983	12,926	32.9%
Multisector	—	—	202	0.5%
Other	—	51	51	0.1%
Total CDO/CSO	25,489	10,043	39,409	100.0%
ABS/MBS	—	350	8	0.0%
Total Structured Credit Portfolio	$25,489	$10,393	$39,417	100.0%

Counterparties

As of December 31, 2006, we had 28 institutional counterparties in our Structured Credit business. Strengthening and expanding relationships with our counterparties is an important element of our business strategy. We enter into master agreements, standardized by the International Swaps and Derivatives Association, Inc. (ISDA) that govern the basic terms of our transactions with each of our counterparties, and a standard form financial guaranty insurance policy, which allows us to capitalize on market fluctuations and execute transactions in a timely and efficient manner.

Transaction Pricing and Loss Experience

The fixed payments that we receive in connection with our transactions are largely determined by the results of our quantitative modeling and credit swap market conditions, both generally and with respect to the particular reference entities included in a given portfolio. Our decision to enter into a particular transaction at a price is framed by our fundamental analysis of the underlying credits and by our proprietary model which considers numerous variables including the asset ratings and credit quality of the portfolio, portfolio industry and geographic concentrations, the explicit or implicit rating on the tranche, and the transaction terms and structural features, including the need for and terms of any potential collateral posting. We analyze our model’s output and the market context of the subject transaction in light of our risk and economic return parameters.

Since establishing our Structured Credit business, we have made no payments in respect of defaults under our insured credit swaps.

Credit Fund

ACA Capital Partners I Master Fund Ltd. and ACA Capital Partners I Ltd. are private investment funds organized under the laws of the Cayman Islands, and collectively, are referred to as the Credit-focused Absolute Return Fixed Income Fund. 100% of ACA Capital Partners I Ltd.’s investments are shares in ACA Capital Partners I Master Fund Ltd. The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager. The Credit Fund seeks to create value by investing in the structured finance, structured credit and corporate credit fixed income markets. As of December 31, 2006, ACA Capital Partners I Master Fund Ltd. had net assets under management of $25.6 million, of which ACA Financial Products, Inc., one of our wholly-owned indirect subsidiaries, owned $17.0 million. The balance of the $25.6 million was owned by outside investors through investments in ACA Capital Partners I Ltd. As of December 31, 2006, the Credit Fund had total assets under management of $264.6 million. The Credit Fund uses repurchase agreements to finance the acquisition of the majority of its assets. The Credit Fund is managed by ACA Management, which is paid a quarterly asset management fee for that portion of the assets managed for third parties. ACA Management is not paid a management fee for that portion of the Credit Fund’s assets managed on our subsidiary’s behalf. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Structured Credit.”

Public Finance

General

We provide financial guaranty insurance through our subsidiary ACA Financial Guaranty, focusing on underserved segments of the public finance market and specific credits which we believe represent strong risk-adjusted value to the Company. Our financial guaranty insurance policies guarantee to investors the payment of the principal and interest on the insured obligation in accordance with the original payment schedule. ACA Financial Guaranty is licensed to write financial guaranty insurance in all 50 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. As of December 31, 2006, we had $6.1 billion gross par outstanding.

Consistent with general market practice, we are typically paid our insurance policy premiums up front. Our premiums are negotiated to capture a portion of the difference in the borrowing cost, or spread, between our insured obligations and the same obligations if issued uninsured. ACA Financial Guaranty is the sole “A” rated financial guarantor.

From inception through December 31, 2006, we have paid $5.1 million of net losses and loss adjustment expenses which represent less than 1.7% of premiums written on our total Public Finance portfolio.

We generally execute our Public Finance transactions in the form of traditional financial guaranty insurance policies. In each of 2005 and 2006, however, we entered into an insured credit default swap referencing a single Public Finance obligation.

Target Public Finance Market

We target lower investment grade, high non-investment grade and non-rated transactions in the public finance market that we believe, by our analysis, have a strong credit profile and sufficient security to support our expectation of timely payment. Such additional security typically includes liens on the assets funded by the bond proceeds, mortgages on the underlying properties and revenue pledges amongst other forms of security as appropriate, all of which would be available to us in order to satisfy the principal and interest payments in the case of a default.

Our decision to insure a bond issue is only made following a detailed underwriting process. During this process, our underwriters perform quantitative and qualitative risk assessments that include stress testing the transaction to a remote-loss standard, a review of the economic rationale and the motivation of participants, an analysis of relative value and a legal review of the transaction structure. As part of the risk assessment process, the credit analysts also perform an economic analysis of each transaction, including a review of the proposed pricing relative to credit spreads for similar assets available in the market and the return on capital to us based on capital charges assessed by rating agencies. The ultimate decision to guarantee an issue is based upon such credit factors as the issuer’s ability to repay the bonds, the bond’s security features and the bond’s structure. Further, for issues involving substantial construction, we typically require enhanced security, usually through a combination of third-party guarantees such as payment and performance bonds and builder’s risk insurance, and liquidity reserve funds to cover completion and certain stabilization risks. As an “A” rated issuer we have greater flexibility from the rating agencies to select the credits we wish to insure as compared to other participants in the public finance market.

Prior to June 2004, we also participated in the secondary market for municipal bonds. In such cases, a holder of outstanding bonds in the secondary market will purchase financial guaranty insurance to facilitate the future sale of the bonds. Our current business strategy does not include any significant secondary market insurance participation; however, we do employ secondary market executions to supplement existing primary market exposures or in situations where we know the credit fundamentals of a particular issue of municipal bonds through primary underwriting. In the secondary market, the premium is generally payable in full at the time of policy issuance.

Public Finance Portfolio

We seek to maintain an insured portfolio that is designed to manage risk by means of diversification based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic area. As of December 31, 2006, we had 753 municipal policies outstanding relating to 379 unique obligors. Our insured portfolio of bonds is divided into the following major sector types:

Higher Education Bonds.   Higher education bonds include bonds that are secured by revenue collected by either public or private colleges and universities. Such revenue can encompass all of an institution’s revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue. We also insure bonds issued for privatized student housing projects that benefit colleges and universities. These bonds are issued by not-for-profit entities that may or may not be affiliated with the college or university.

Health Care Revenue Bonds.   Health care revenue bonds include bonds of healthcare facilities including community based hospitals and systems. To date, our primary focus in this area has been insuring bonds of acute care hospitals that are sole community providers in rural areas or specialty providers of essential services.

Tax-Backed (Non-General Obligation) Bonds.   Tax-backed bonds include a variety of bonds that are supported, not by a general obligation, but instead by a specific tax source, and include tax-backed revenue bonds and general fund obligations of the issuer, such as lease revenue bonds. Tax-backed bonds may be secured by a lien on pledged tax revenues, such as revenues from special taxes, including retail sales and gasoline taxes, or from tax increments (or tax allocations) generated by growth in property values within a district.

Long-Term Care Bonds.   Long-term care bonds that we insure consist primarily of long-term financings for capital construction or improvements of continuing care retirement communities, or CCRCs. CCRCs are organizations that offer a full range of housing, residential supportive services and healthcare to residents of retirement age. We typically insure the debt of CCRCs that have been operating with strong demand and stabilized occupancy or are being built to augment established operations.

General Obligation Bonds.   General obligation or full faith and credit bonds are issued by states, their political subdivisions and other municipal issuers and are supported by the general obligation of the issuer to pay the bonds from available funds and by a pledge of the issuer to levy sufficient taxes to provide for the full payment of the bonds.

Transportation Revenue Bonds.   Transportation revenue bonds include a wide variety of revenue-supported bonds, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

Housing Revenue Bonds.   Housing revenue bonds include affordable multi-family housing bonds, with varying security structures based on the presence of underlying mortgages, reserve funds, and various other features.

Not-For-Profit Bonds.   Not-for-profit bonds include bonds issued by not-for-profit organizations, including museums and other cultural institutions, the deal structures and security packages for which vary among transactions.

Municipal Utility Revenue Bonds.   Municipal utility revenue bonds include obligations of all forms of municipal utilities, including electric, water and sewer utilities and resource recovery revenue bonds. Insurable utilities may be organized as municipal enterprise systems, authorities or joint-action agencies.

Investor-Owned Utilities Bonds.   Pollution control bonds or industrial development bonds are issued to finance projects of investor-owned utilities. The bonds are secured by the senior credit or first mortgage obligations of an investor-owned utility, typically an electric distribution utility.

Other Public Bonds.   Other types of public bonds insured by ACA Financial Guaranty include financings for Native American tribes, stadiums, government office buildings, recreation facilities, prison facilities and mobile home parks. These bond types are typically secured by a combination of project-related fee revenue, lease payments or other support of state or local governmental entities.

The following table shows the diversification by bond sector type of our gross par exposure insured for the year ended December 31, 2006 and our gross par exposure outstanding as of December 31, 2006:

Insured Public Finance Portfolio by Bond Type
(in millions)

	Year Ended Insured		Outstanding Gross Par(1)
	December 31, 2006		December 31, 2006
Bond Type	Gross Par	Percentage	Gross Par	Percentage
Higher Education	$160.5	25.9%	$1,504.2	24.5%
Health Care	—	0.0	843.9	13.8
Tax-Backed	51.1	8.3	778.0	12.7
Long Term Care	68.7	11.1	701.3	11.4
General Obligations	40.4	6.5	465.2	7.6
Transportation	—	0.0	384.8	6.3
Housing	42.7	6.9	277.8	4.5
Not For Profit	117.3	19.0	411.2	6.7
Utility	12.9	2.1	257.2	4.2
Other	125.0	20.2	505.8	8.3
Total Public Finance	$618.6	100.0%	$6,129.4	100.0%

(1)          Debt service balances for the years ended December 31, 2006 and 2005 are $10.9 billion and $11.3 billion, respectively.

The table below sets forth the geographic distribution, by location of the obligor, of our outstanding gross par exposure by the ten largest jurisdictions as of December 31, 2006.

Public Finance Insured Portfolio by State or Territory
(in millions)

Location	Gross Par Exposure	Percent of Public Portfolio
California	$1,020.2	16.6%
New York	642.8	10.5
Texas	374.2	6.1
Florida	333.9	5.4
Pennsylvania	279.0	4.6
Washington	278.0	4.5
Arizona	193.8	3.2
Massachusetts	190.7	3.1
Illinois	183.5	3.0
Colorado	183.3	3.0
Top 10 Public Finance	3,679.4	60.0
Other States or Territories	2,450.0	40.0
Total	$6,129.4	100.0%

As of December 31, 2006, the gross par amount outstanding for our ten largest Public Finance credits, totaling $705.3 million, was 11.5% of our total gross par amount outstanding, with no one credit representing more than 1.7% of our total gross par amount outstanding.

We underwrite financial guaranty insurance on the assumption that the insurance will remain in force until maturity of the insured obligations.

CDO Asset Management

General

As an asset manager of CDOs we apply our core competencies in analyzing credit risk to construct and manage CDOs on behalf of third party investors for which we earn management fees. Increases in fee revenues generally correspond to increases in assets under management. To grow our assets under management, we sponsor CDOs that acquire pools of fixed income assets that we select and manage through our registered investment adviser subsidiary, ACA Management and, in the future, through ACA Capital Management (U.K.), our FSA regulated investment manager. We completed our first CDO in January 2002 and as of December 31, 2006, we had closed 22 CDO transactions and had grown our CDO assets under management from $2.4 billion as of year-end 2002 to $15.7 billion as of December 31, 2006. In the first quarter of 2007, ACA Capital Management (U.K.) obtained its license to manage CDOs in the United Kingdom and most of Europe. At December 31, 2006, our weighted average asset management fee was 0.23% on total CDO assets under our management. Based on our knowledge of the market, we believe that we are one of the largest global CDO managers as ranked by assets under management.

The chart below reflects assets under management as of December 31 of each year since we closed our first CDO in 2002.

CDO Assets Under Management
(in billions)

We receive multiple revenue streams in connection with our CDO products. We receive fees for structuring the CDOs, fees during the period the CDO assets are accumulated, which we call the warehouse phase, and fees for providing asset management services during the term of the CDO. In 2006, we invested in the equity of only four of our eight newly originated CDOs, ranging from 5% to 11% of the equity sold, which resulted in total equity investments of $8.6 million with respect to the $5.8 billion in CDO assets under management added. We view our equity investments as an opportunity to increase the marketability of our CDOs by aligning our interests as manager with those of our CDO investors. As an equity investor in our CDOs, we generally receive returns in respect of our equity investment from proceeds generated by the underlying collateral in excess of expenses and debt service, including principal payments currently payable on the liabilities issued by the CDO.

Each of our managed CDOs includes a diversified portfolio of financial obligations such as bonds, loans and/or credit swaps that reference individual bonds or loans. We currently sponsor and manage CDOs backed by non-investment grade and investment grade corporate financial obligations, ABS, MBS and other CDO securities, and non-investment grade leveraged loans and bonds. CDOs do not always own their underlying collateral outright but rather, in certain structures, achieve collateral exposure by entering into credit swaps, in which case we refer to the structures as synthetic CDOs. Our corporate credit CDOs and certain of our ABS CDOs are synthetic CDOs. In addition, many of our cash flow CDOs allow for some portion of the underlying exposures to be obtained synthetically through credit swaps.

At December 31, 2006, we managed over 2,500 credit positions across 52 industries in our CDOs, which are actively monitored by our credit analysts. We have an experienced staff of professionals with backgrounds in insurance, credit analysis, capital markets and risk assessment that services our CDO Asset Management business as well as a strong infrastructure of legal, accounting, information technology and other professionals.

The following tables provide certain information on our CDO assets under management as of December 31 2006:

CDO Assets Under Management

	Year Deal Closed	Collateral Type(1)	Current AUM		Original Investment in Equity	Retained Equity %	First Optional Call Date(2)	Maturity Date
			(in millions)		(in millions)
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Investment Grade	$ 224		$ 18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Investment Grade	403		18.0	100	6/2007	6/2038
Grenadier Funding	2003	High-Grade	1,485		22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Investment Grade	725		33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Investment Grade	411		10.0	61	7/2007	7/2039
Zenith Funding	2004	High-Grade	1,496		13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Investment Grade	433		4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Investment Grade	418		2.1	10	9/2009	12/2044
Khaleej II	2005	Investment Grade	750		4.5	14	9/2009	9/2040
Lancer Funding	2006	High-Grade	1,487		1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Investment Grade	2,000		—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Investment Grade	748		1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Investment Grade	745		3.5	11	1/2011	1/2047
Total Asset-Backed CDOs			11,325		132.4
Corporate Credit CDOs:
ACA CDS 2001-1	2002	Investment Grade	975		22.5	100	N/A	4/2007
ACA CDS 2002-1	2002	Investment Grade	955		22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Investment Grade	990		25.0	100	N/A	3/2008
Argon 49	2005	Investment Grade	66	(3)	—	—	N/A	6/2015
Argon 57	2006	Investment Grade	66	(3)	—	—	N/A	6/2013
Tribune	2006	Investment Grade	347	(4)	—	—	N/A	9/2016
Total Corporate Credit CDOs			3,399		69.5
Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Non-Investment Grade	300		5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Non-Investment Grade	340		—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Non-Investment Grade	300		2.2	10	1/2011	1/2021
Total Leveraged Loan CDOs			940		7.2
Total CDO AUM			$ 15,664		$ 209.1

(1)          Investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)          Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders beginning on a specific date as negotiated, which is referred to as the First Optional Call Date.

(3)          Argon 49 and Argon 57 are denominated in Euros. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on December 31, 2006.

(4)          Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rates on December 31, 2006.

Origination and Structuring of CDOs

Structuring and Engagement.   We first determine the basic structure of a CDO, including the types of assets that may be included in the collateral acquired in the CDO, the minimum average rating of such assets, the financing costs to be paid to the investment bank for warehousing such assets during the warehousing phase, structuring and management fees to be paid to us and distribution fees for placement of the liabilities to be paid to the investment bank. These arrangements are approved by our internal Risk Management Committee. The Risk Management Committee defines our transactional underwriting guidelines and monitors compliance, reviews portfolio risk management policies and procedures, and approves any credit risk we assume during the warehousing phase and the appropriateness of all fees paid to us. Once we agree on a structure, we engage an investment bank to warehouse the assets and distribute the liabilities.

Warehousing and Credit Selection.   We enter into a warehousing agreement with the investment bank to provide financing for the accumulation of assets to be included in a particular CDO. During the warehousing period, at our direction, the investment bank acquires the securities that will constitute the assets of the CDO and continues to “warehouse” those assets until the transaction is closed and the assets are transferred to the CDO. If the credit quality of any of the selected assets deteriorates during the warehousing phase, we also advise the investment bank as to potential trading opportunities or strategies. The completion of the warehousing stage of a CDO typically takes approximately 30 days for a synthetic CDO and six to nine months for a cash flow CDO, though some asset classes may take a longer period. During this stage, in some transactions we take credit risk on the accumulating assets and therefore, are accountable to pay losses on assets in the portfolio in excess of earnings on the portfolio. The warehouse facility has been provided by a third party in all of our CDO transactions. We have not paid losses on any assets during the warehouse phase of any of our CDO transactions.

Pursuant to an established credit process that includes extensive analysis of the potential assets to be included in a CDO and formalized collateral committee approvals, our credit analysts identify a suitable group of the relevant fixed income securities to collateralize the CDO. For example, in evaluating an ABS for potential inclusion in an ABS CDO, our analysts first perform an extensive review of the credit and performance of the issuer and/or servicer of the ABS. They then prepare a comprehensive written analysis of each proposed ABS for the CDO that focuses on areas such as the underlying collateral, the structure of the ABS, any legal issues and the relative value of the ABS. Once the credit analysis is complete, our analysts make extensive presentations of the results of the analyses and reviews of the potential assets to the appropriate internal collateral committee for approval. See “—Underwriting and Risk Management - Underwriting Committee Process for CDO Asset Management Transactions.”

Obtaining asset allocations on credits approved by us in our targeted credit classes is highly competitive. Our ability to source such opportunities is important to our success. We have developed close relationships with numerous financial intermediaries, investment banks, commercial banks and brokerage firms which provide a source for many of the assets included in our CDOs. We also capitalize on the relationships developed by our senior management and portfolio managers, who have many years of experience in the market, to enhance our access to such assets.

Placement of CDOs.   Once the warehousing of assets is completed, we work with the investment bank to determine the liability structure of the CDO given the actual portfolio of assets accumulated. The investment banks distribute these liabilities as well as the preferred shares or equity securities that we do not purchase to investors worldwide. The investor base for our CDOs is comprised largely of banks, money managers, hedge funds, non-bank financial institutions, pension funds and insurance companies. The liabilities sold to third party investors have recourse solely to the assets of the CDO; we do not credit enhance any portion of the CDO liabilities for third party investors.

Management of CDO Assets

Investment Strategy.   In structuring and managing our CDO portfolios we seek to diversify among industries, issuers, credit quality, types of instruments and other parameters as required to meet certain tests developed by the rating agencies and necessary to achieve and maintain the desired ratings on the various classes of CDO liabilities. Depending on the size of a CDO, it will typically own or reference in excess of 100 individual assets or reference entities.

As an asset manager, we are responsible for monitoring credits in our CDOs, and, in certain structures, reinvesting principal proceeds received by the CDO from the prepayment of underlying collateral. In constructing and managing our portfolios we generally follow a buy and hold strategy. However, we retain the ability to limit losses in our CDOs by trading deteriorating credits in a timely manner or hedging potential losses. We have adopted a defensive trading strategy and therefore trade primarily to offset deteriorating credit exposures as opposed to trying to improve yield.

Typical Asset Management Agreement Terms.   Under our asset management agreements with each of our CDOs, we are paid management fees quarterly for managing the selection, acquisition and disposition of the underlying collateral and for monitoring the underlying collateral. Our fees are typically divided into a senior fee and a subordinated fee and are paid out of cash flow from the underlying assets to the extent available. The senior fee is payable after certain expenses of the CDO but prior to payment on the CDO liabilities, whereas the subordinated fee is payable after payment of debt service on the CDO liabilities. As of December 31, 2006, we received all contractually agreed-upon senior and subordinated fees. In certain transactions we are also paid an incentive fee to the extent returns on the equity of the CDO exceed an agreed-upon annual rate of return. Generally, our services as asset manager may be terminated without cause by a vote of a majority of the holders of each class of debt securities and the equity tranche. We may also be removed “for cause” upon the occurrence of certain events on the affirmative vote of a majority of the holders of the senior CDO liabilities or a majority vote of the holders of the equity.

Equity Investment

In order to better align the interests of the asset manager with those of the CDO investors, CDO investors typically require that asset managers purchase a portion of the equity, or first loss position, in their CDOs. We do not view these investments as a revenue strategy but rather as an opportunity to increase the marketability of our CDOs and thereby maximize our CDO assets under management. In such circumstances, we purchase a portion of the preferred shares, or, in respect of our synthetic CDOs, enter into insured credit swaps requiring payment (pro rata with other equity holders) up to a certain amount on a first loss basis should defaults occur in the underlying referenced portfolio. While currently we are purchasing our equity positions with cash, in the past we have financed our equity investments, through either the investment bank participating with us in the CDO or other corporate borrowings, and may elect to finance some or all of our equity positions again in the future. Our equity investments, and financing terms, if any, are subject to the approval of our internal Investment Committee.

While in our early transactions we invested in 100% of the equity tranches of our CDOs, since 2004, our growth in assets under management and historical asset management performance have allowed us to reduce the level of equity investments to between 5% and 25% of the total equity sold in a CDO. As of December 31, 2006, we had completed 22 CDOs, representing $15.7 billion in outstanding CDO assets under management. In 2006, we retained economic exposure through the purchase of equity in four of our eight newly originated CDOs of $8.6 million relative to $5.8 billion CDO assets under management added, which represented 5% to 11% of the equity sold. As of December 31, 2006, our total original equity investment in our CDOs was $209.1 million.

Conflict Resolution

In addition to providing management services to CDOs we originate and structure, we also provide management services to portfolios structured by third parties and provide investment advice to the Credit Fund. We may also enter into new lines of business. We may encounter conflicts of interest in these various roles and interests and between these roles and interests and our proprietary investment interests. We intend to act in a manner which is fair and equitable in allocating business opportunities and have established an allocation and conflict resolution process should conflicts occur; however, because of these potential conflicts, we may not be able to participate in certain opportunities which otherwise meet our business objectives.

Other

Our fourth line of business, Other, encompasses insurance products in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain classes of assets in asset-backed securitizations, principally manufactured housing. At December 31, 2006, all of the exposure in this business line had either expired or was in run-off. Run-off indicates that while we will not add new exposure, we have some current exposure that has not yet expired. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other.”

Insured Risk Portfolio

ACA Financial Guaranty assumes credit risk through the issuance of financial guaranty insurance policies across all of our business lines. While we are subject to S&P guidelines and capital adequacy tests which we must meet in order to maintain our “A” rating, as well as internal risk management parameters, our insured risk portfolio contains exposures of various credit qualities.

The tables below set forth ACA Financial Guaranty’s gross par exposure by business line and, within each business line, ACA Financial Guaranty’s gross par exposure by credit quality as of December 31, 2006.

Gross Par Exposure by Business Line

Business Line	Amount	Percent of Insured Portfolio
	(in millions)
Structured Credit	$39,417	85.2%
Public Finance	6,129	13.3
CDO Asset Management	157	0.3
Other	552	1.2
Total	$46,255	100.0%

Gross Par Exposure by Credit Quality

Credit Quality of Portfolio(1) As of December 31, 2006 (in millions)	Public Finance	Structured Credit	CDO & Other	Portfolio	Percent of Portfolio(2)
AAA	$—	$39,326	$334	$39,660	85.7%
AA	45	50	132	227.5
A	263	8	—	271.6
BBB	3,665	—	12	3,677	7.9
Below investment grade	2,156	33	231	2,420	5.3
Total	$6,129	$39,417	$709	$46,255	100.0%

(1)          Ratings assigned are internal credit ratings.

(2)          Exposure percentages do not reflect applicable reinsurance or any collateral posted for the benefit of the insured party.

Underwriting and Risk Management Processes

As a part of our credit analysis fundamental to each of our lines of business, we have adopted formalized underwriting and risk management policies and procedures. These policies and procedures are designed to ensure that the risk profile of a given credit is consistent with our credit standards and that the related transaction affords us adequate profitability and is otherwise appropriate for our portfolio. Our credit assessment, underwriting, risk management and surveillance processes across all of our business lines are designed to limit loss frequency and severity, though we do anticipate some cyclical and idiosyncratic credit event loss activity across our portfolio of credit exposures. Consequently, we place significant emphasis on managing loss severity should losses occur. In our Public Finance line of business, we assume credit risk to the scheduled maturity of the underlying bonds, which are typically long tenure. Our decision to assume credit risk in a particular transaction is based on a rigorous quantitative and qualitative analysis of such transaction and its incremental effect on our existing risk portfolio.

We have a Senior Credit Committee mandated to create and support a rigorous credit culture throughout our company, establish underwriting policies and procedures, define underwriting guidelines and monitor compliance, require appropriate portfolio risk management and approve the assumption of risk and related pricing, including commitments to insure. The Senior Credit Committee consists of seven members, including, among others, our Chief Executive Officer, Chief Financial Officer, General Counsel and Executive Vice President-Head of Institutional Risk Management. An approval by the Senior Credit Committee requires the affirmative vote of the Chief Executive Officer.

Additionally, we have established an internal Risk Management Committee that monitors and seeks to limit our exposure to any one credit on an aggregate basis across our business and our ACA Financial Guaranty investment portfolio. We also employ hedging strategies, which are directed by our Risk Management Committee. The Risk Management Committee is overseen by the Risk Oversight Committee of our Board of Directors. We are also subject to certain regulatory limits and rating agency guidelines on our exposure to a single risk.

Underwriting Committee Process for Structured Credit Transactions

The Senior Credit Committee serves as the principal underwriting committee for Structured Credit. Structured Credit transactions are brought to the Senior Credit Committee by the applicable internal underwriter and reviewed in context of numerous variables, including the credit quality of the portfolio, tranche ratings, transaction terms and structural features, such as the need for and terms of any potential collateral posting. The authority to approve certain transactions with standard pre-approved transactional and counterparty characteristics has been delegated to the Structured Credit Committee. Any member of the Senior Credit Committee or the Structured Credit Committee may require that a particular transaction delegated to the Structured Credit Committee be approved by the Senior Credit Committee.

Underwriting Committee Process for Public Finance Transactions

Public Finance transactions are subject to the approval of either the Public Finance Underwriting Committee, which includes, among others, our Chief Executive Officer, our Executive Vice President-Head of Public Finance, our Executive Vice President-Head of Institutional Risk Management and an attorney from the General Counsel’s office, or the Senior Credit Committee. The primary objective of the Public Finance Underwriting Committee is to approve routine Public Finance transactions, whereas approval of the Senior Credit Committee is required for larger transactions or those with non-routine collateral packages or transaction terms.

The Public Finance Underwriting Committee or the Senior Credit Committee, as the case may be, reviews the transaction terms, security package and credit, as well as proposed pricing relative to market spreads and returns on capital based on S&P’s capital charges.

Underwriting Committee Process for CDO Asset Management Transactions

In the case of CDO Asset Management transactions, the applicable portfolio manager seeks approval from our Risk Management Committee for the asset class being managed on behalf of ACA and other third party investors and for the general terms of such management, including the applicable management fees. The acquisition of equity in our CDOs must be approved by the our internal Investment Committee, which is chaired by our Chief Financial Officer, together with the related financing terms, if any. The decision to acquire securities for our CDOs is made by the relevant portfolio manager, however, such acquisitions may only be made from securities that are approved by the related Collateral Committee.

We have three different Collateral Committees. Each of the Collateral Committees is chaired by either the Managing Director - Head of Corporate Credit or the Managing Director—Head of ABS Credit, as applicable.

•       Our ABS Collateral Committee approves assets for all cash flow and synthetic ABS CDO transactions.

•       Our Corporate Credit Committee approves exposure to corporate reference entities for our synthetic corporate CDOs.

•       Our Leveraged Loan Committee approves loans which may be included in our leveraged loan CDOs, or CLOs.

The chairpersons of these committees report to our Chief Financial Officer. The relevant Collateral Committees may elect to approve securities categorically based on specific credit characteristics. Any such categorical approval will require approval of the Risk Management Committee.

Surveillance

Structured Credit and CDO Asset Management Surveillance

We have a dedicated team of credit analysts with, as of December 31, 2006, an average of over 11.5 years of experience in fixed income and corporate credit analysis. We actively monitor the performance of the underlying assets included in our Structured Credit and CDO portfolios. As a part of the monitoring process, we review credit ratings and periodic financial reporting, and track current news, research and monthly asset performance reports, in addition to rating agency reports and actions, among other available sources of information on individual credits. The extent to which we monitor a particular credit is generally determined by the degree of stress that credit is experiencing, and the potential impact that a particular credit may have on a given transaction or across transactions and in our ACA Financial Guaranty investment portfolio. We also continually assess and update our systems and the models we employ to analyze the overall impact of credit migrations and actual versus expected cash flow on our portfolios, as well as on our aggregate exposure across our operating business lines and in our investment portfolio.

Structured Credit.   Our proprietary software applications, SARA and ACA Wizard, are the primary applications we use for screening, surveilling and reporting on our Structured Credit transactions. The internal underwriter of a transaction retains primary responsibility for monitoring the performance of that transaction, including available subordination to our tranche of exposure, cash flows, conformance with projections and, in partnership with our credit analysts, the performance of the underlying credits. For our ongoing surveillance, we have established a five-point classification system into which all of our Structured Credit transactions are classified, as follows:

•       Category 1—performing;

•       Category 2—underperforming (the credit is deviating from expected performance, but no default is anticipated; more in depth, and potentially more frequent, review is required);

•       Category 3—continued deterioration (the credit is experiencing recurring and material violations of surveillance and/or covenants and a ratings downgrade has occurred or is expected; these credits are included on our credit monitor list and an action plan is devised and presented to the internal Risk Management Committee);

•       Category 4—potential impairment of principal (the credit is experiencing continued deterioration, operating results and/or enhancement are significantly below projections and a payment default may occur; these credits are presented to the Senior Credit Committee to formulate and approve an appropriate loss mitigation strategy, which is updated quarterly and more frequently as required to the internal Risk Management Committee); and

•       Category 5—impairment of principal (the credit has experienced or is expected to experience a default that will not be cured, resulting in an impairment of principal; a loss mitigation plan is put in place with respect to these credits and reported and updated quarterly and more frequently as required to the internal Risk Management Committee).

All Structured Credit transactions which are classified in Categories 3 through 5 are also reported on a quarterly basis to the Risk Oversight Committee of our Board of Directors.

Our credit analysts and risk management team also specifically review our credit swap portfolios to determine the risk of a default or other credit event of any reference entity included in our portfolios and the impact on the available subordination to our tranche of exposure. If we believe this risk exceeds acceptable levels, depending on the likely impact on our subordination and the overall performance of the relevant portfolio to date, we may seek to reduce or eliminate this credit exposure by removing and substituting reference entities within the relevant portfolio, or hedging our exposure outside of the particular transaction. From time to time, in order to manage our Structured Credit portfolio, we enter into transactions that either unwind prior transactions or assign our position to a third party.

CDO Asset Management.   Our proprietary software applications, SARA and ACA Wizard, are also the primary applications we use for screening, trading, surveilling and reporting on our CDOs. The CDO Asset Management group has adopted the same ratings system with respect to the individual credits in the CDO portfolio as the Structured Credit group applies to its transactions as a whole. Generally, credits are subject to monthly review by the monthly surveillance committee. If certain material events occur concerning the credit, such as a report of negative performance and financial results, a decrease in value of credit enhancement, announced litigation or adverse litigation results, or the occurrence of unexpected rating actions, the committee will recommend a reclassification of such credit to the appropriate category as reflected by its then current state of deterioration. Each of the individual credits held in our CDOs in Category 3 through 5 are also reviewed and an investment decision, such as to continue to hold, to sell, or to hedge the exposure, is made. Prior to execution of a trade with respect to any such credit, we perform an evaluation of the relevant CDO portfolio. All credits on the credit monitor list of Category 3 through 5 that are included in CDOs in which we own equity are reported on a quarterly basis to the Risk Oversight Committee of our Board of Directors.

Public Finance Surveillance

Our Public Finance surveillance group is responsible for monitoring outstanding issues of municipal bonds that we insure. The group reviews each credit for relevant changes in the economic or political environment and other criteria that could interrupt the timely payment of debt service on an insured issue of municipal bonds. Additionally, our surveillance group and risk management professionals review our Public Finance portfolio for concentration of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. Our surveillance group is also responsible for portfolio analysis, which entails a broader examination of trends in specific asset classes and bond types.

Once an obligation is insured, the surveillance group periodically reviews information relating to each obligor, including audited and interim financial statements. Potential problems uncovered through this review, such as poor financial results, low fund balances, covenant or other trigger violations, trustee or servicer problems, or excessive litigation, could result in an immediate in-depth surveillance review and an evaluation of possible remedial actions. The surveillance group also monitors state and municipal finances and budget developments, and evaluates their impact on issuers of municipal bonds.

We have also established a five-point classification system into which all of our Public Finance credits are classified, as follows:

•       Category 1—performing;

•       Category 2—underperforming (the credit is deviating from expected performance but no default or claim payment by us is anticipated; more in depth review and potentially more frequent review is required);

•       Category 3—declining (the credit is experiencing recurring and material covenant violations and material deviation from operating and cash flow projections, and we may be required to make a claim payment in the long term; these credits are referred to our director of recovery management and an attorney in our legal department for continued monitoring who, together with surveillance and underwriting personnel, develop an action plan that is then reported to the managing director of surveillance and periodically updated to the loss mitigation committee);

•       Category 4—deteriorating (the credit is experiencing a material decline in creditworthiness and ability to pay, and draws upon debt service reserve funds indicate that we may be required to make payment of a claim in the foreseeable future; heightened involvement/review by the director of recovery management is required as are more frequent updates of loss mitigation strategies to the loss mitigation committee); and

•       Category 5—claim(s) paid or imminent (claims have been or will be paid pursuant to a payment default of the underlying obligor on the municipal bond; the director of recovery management has continued responsibility for implementing loss mitigation strategies and frequent reporting, and these credits are subject to write-offs and case basis reserves as determined to be appropriate).

Generally, Category 1 credits are reviewed annually and Category 2 credits are reviewed semi-annually. Category 3 credits are reviewed quarterly, except that negatively trending Category 3 credits and all Category 4 and 5 credits are reviewed monthly or more frequently consistent with any related action plan. All credits classified as Categories 3 through 5 are also reported on a quarterly basis to the Risk Oversight Committee of our Board of Directors. In the event a periodic review of a given credit reflects that the credit is not performing as expected, or if an unexpected material event occurs that may adversely affect the related obligor’s ability to pay debt service, such as damages pursuant to natural disasters, adverse litigation, the loss of tax revenues due to voter initiatives, or unexpected rating actions, surveillance will recommend a reclassification of such credit to the appropriate category as reflected by its then-current state of deterioration. Our loss mitigation committee, which includes our Chief Executive Officer, Executive Vice President-Head of  Public Finance, Managing Director-Head of Public Finance Surveillance, Executive Vice President-Head of  Institutional Risk Management and Senior Managing Director and Chief Accounting Officer, among others, oversees the loss mitigation efforts of the director of recovery management and the Public Finance surveillance group and periodically reviews and confirms the recommended classifications of our Public Finance credits.

ACA Financial Guaranty’s Rating

Our insurance subsidiary’s financial strength rating is an important factor in establishing our competitive position in the public finance and structured credit market. The value of ACA Financial Guaranty’s financial guaranty insurance policy is a function of the “rating” applied to the obligations insured. The rating also provides necessary credit support to our counterparties in our Structured Credit business who, in entering into the credit swaps, rely on the insurance provided in these transactions by ACA Financial Guaranty. From time to time, we also employ the rating to support our general corporate financing activities, including our outstanding medium-term note obligations and certain outstanding notes issued in connection with the financing of certain CDO equity investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.” ACA Financial Guaranty’s financial strength is rated “A” (“strong,” the sixth highest of twenty-one rating levels) by S&P.

This rating reflects only the views of S&P and is subject to revision or withdrawal at any time. A financial strength rating is an opinion regarding the financial security characteristics of an insurance or reinsurance organization with respect to an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. The opinion is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance or non-reinsurance obligations and are not a recommendation to purchase or discontinue any policy or contract issued by an insurer or to buy, hold, or sell any security issued by an insurer or any parent company of any insurer or reinsurer.

S&P has developed and published rating guidelines for rating financial guaranty insurers and reinsurers. The financial strength rating assigned by S&P is based upon factors relevant to policyholders and is not directed towards the protection of investors in our common stock. The rating criteria used by S&P in establishing its ratings include consideration of the sufficiency of capital resources to meet projected growth (as well as access to such additional capital as may be necessary to continue to meet applicable capital adequacy standards), a company’s overall financial strength, business plan and strategy, and demonstrated management expertise in financial guaranty and traditional reinsurance, credit analysis, systems development, marketing, capital markets and investment operations.

Reinsurance

State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements and single risk limits on financial guaranty insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. Financial guaranty insurance companies can use reinsurance to diversify risk, increase underwriting capacity, reduce capital needs and strengthen financial ratios. Although our use of reinsurance has been limited, from time to time, ACA Financial Guaranty may employ a variety of reinsurance structures to help manage risk or to comply with single risk or other regulatory requirements. As of December 31, 2006, we had ceded an aggregate of $53.7 million of facultative reinsurance in respect of Public Finance bond insurance policies we issued in order to reduce our single risk exposure to those credits, and additionally have obtained catastrophic coverage through an excess of loss reinsurance policy.

Investment Portfolio

Our investment portfolio primarily consists of the assets of ACA Financial Guaranty and the assets of our consolidated transactions, including our CDOs and the Credit Fund. The following discussion relates to the assets in ACA Financial Guaranty’s investment portfolio. Our principal objective in managing such investment portfolio is to generate an optimal level of after-tax investment income while preserving ACA Financial Guaranty’s “A” financial strength rating, to maintain adequate liquidity and to minimize the correlation with insurance risk. The investment policy is set by the Audit and Investment Committee of our Board of Directors, and ACA Financial Guaranty’s investment portfolio is managed by outside professional money managers. To accomplish our objectives, we have established guidelines for building a portfolio of high-quality fixed income investments, requiring that such investments be rated at least “BBB-” at acquisition and the overall portfolio be rated “A+” on average. The portfolio may continue to hold fixed income investments falling below the minimum quality level with approval of our internal Investment Committee. Eligible fixed income investments include, but are not limited to, U.S. Treasury and agency obligations, corporate bonds, municipal bonds and asset and mortgage backed securities. The following tables set forth certain information concerning our fixed maturity securities investment portfolio.

The following table reflects the composition of our non-Variable Interest Entity (“VIE”) investment portfolio, by security type:

Non-VIE Investment Portfolio by Security Type(1)

	As of		As of
	December 31, 2006		December 31, 2005
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in thousands)
Non-VIE Investments:
US treasury securities	$36,626	$37,391	$55,576	$56,911
Federal-agency securities	74,436	75,357	46,361	46,952
Obligations of states and political subdivisions	132,852	133,027	120,878	121,714
Corporate securities	99,515	101,379	106,588	108,435
Asset-backed securities	12,901	12,931	11,413	11,496
Mortgage-backed securities	133,252	136,032	146,958	149,430
Cash and cash equivalents	181,030	181,030	99,300	99,300
Total non-VIE securities	$670,612	$677,147	$587,074	$594,238

(1)          Excludes assets related to our consolidated CDOs.

The following table reflects our non-VIE investment portfolio results for each year in the three-year period ended December 31, 2006:

Non-VIE Investment Results(1)(2)

	December 31,
Investment Category	2006	2005	2004
	(in millions)
Average invested assets	$616.5	$530.0	$439.2
Investment income(3)	32.2	21.8	14.5
Effective yield(4)	5.2%	4.1%	3.3%

(1)          Excludes assets and results related to our consolidated CDOs.

(2)          Includes cash and short-term investments.

(3)          Excluding investment expenses and realized investment gains (losses).

(4)          Investment income for the period divided by average invested assets for the same period.

ACA Financial Guaranty’s investment portfolio is invested primarily in fixed income securities. The following table shows our non-VIE investment portfolio by comparable rating as of December 31, 2006:

Non-VIE Investment Portfolio by Rating(1)(2)(3)

Rating	Amount	Percent of Investment Portfolio
	(in millions)
AAA or equivalent	$346.3	70.8%
AA	55.6	11.4
A	52.1	10.6
BBB	24.2	4.9
Below investment grade and non-rated	11.2	2.3
Total non-VIE securities	$489.6	100.0%

(1)          Ratings are represented by the lower of the S&P and Moody’s Investors Service classifications.

(2)          Excludes assets related to our consolidated CDOs.

(3)          Includes cash and short-term investments.

The following table indicates the composition of our non-VIE fixed income security portfolio by time to maturity as of December 31, 2006:

Distribution of Non-VIE Investments by Maturity(1)(2)(3)

Investment Category	Estimated Fair Value	Percent of Investment Portfolio
	(in millions)
Due in one year or less	$24.2	4.9%
Due after one year through five years	80.8	16.5
Due after five years through ten years	148.1	30.2
Due over ten years	236.5	48.4
Total non-VIE securities	$489.6	100.0%

(1)          Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations which may not include call or prepayment penalties.

(2)          Excludes assets related to our consolidated CDOs.

(3)          Includes cash and short-term investments.

Additionally, we have proceeds from our initial public offering (the “IPO”) that we currently invest in short-term investments.

Regulation

The following summary is based upon current law and is provided for general information only.

ACA Financial Guaranty Corporation

ACA Financial Guaranty is licensed to provide financial guaranty insurance in the State of Maryland (its state of incorporation), as well as in each of the other 49 states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. The operations of ACA Financial Guaranty are subject to regulation by the departments of insurance in all of those jurisdictions. The extent of state insurance regulation and supervision varies by jurisdiction, but Maryland, New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements and business conduct that must be maintained by licensed insurance companies. These laws prescribe permitted classes of risks which may be written and limitations on the size of risks which may be insured. In addition, some state laws and regulations require the approval or filing of policy forms and rates. ACA Financial Guaranty is required to file detailed annual and quarterly financial statements with the Maryland Insurance Administration and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with Statutory Accounting Principles, or SAP, and procedures prescribed or permitted by the insurance departments in the jurisdictions in which ACA Financial Guaranty is licensed to do business. The operations and accounts of ACA Financial Guaranty are subject to examination by these regulatory agencies at regular intervals. The Maryland Insurance Administration conducts an examination of insurance companies domiciled in Maryland every five years. On January 19, 2007, the Maryland Insurance Administration issued its final report in respect of its examination of ACA Financial Guaranty for the period 1998 through 2003.

Maryland Financial Guaranty Insurance Law.   Title 31 of the Code of Maryland Regulations establishes, with respect to the transaction of financial guaranty insurance, single and aggregate risk limits, limits on the types of debt instruments and monetary obligations which may be insured, and contingency reserve funding requirements. These limits and reserve requirements are similar to those contained under Article 69 of the New York Insurance Law as described below, which also applies to our financial guaranty insurance policies by virtue of our doing business as a foreign insurer in New York. ACA Financial Guaranty is also subject to the laws and regulations governing financial guaranty in the jurisdictions other than Maryland and New York in which it transacts the business of financial guaranty insurance. The laws and regulations of these other jurisdictions governing financial guaranty insurance are generally not more stringent in any material respect than Article 69 of the New York Insurance Law.

New York Financial Guaranty Insurance Law.   Article 69 of the New York Insurance Law, or Article 69, is a comprehensive financial guaranty insurance statute that governs all financial guaranty insurers licensed to do business in New York, including ACA Financial Guaranty. This statute limits the business of financial guaranty insurers to financial guaranty insurance and related lines, such as certain types of surety.

Article 69 requires that financial guaranty insurers maintain a special statutory accounting reserve called the contingency reserve to protect policyholders against the impact of excessive losses occurring during adverse economic cycles. Article 69 requires ACA Financial Guaranty to provide a contingency reserve quarterly on a pro rata basis over a period of 20 years for municipal bonds, special revenue bonds and industrial development bonds, and 15 years for all other obligations in an amount equal to the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed (varying from 0.55% to 2.50%, depending upon the type of obligation guaranteed), until the contingency reserve amount for the category equals the applicable percentage of net unpaid principal. Under statutory accounting policies, this reserve must be maintained for the periods specified above, except that reductions by the insurer may be permitted under specified circumstances if actual incurred losses exceed certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer’s outstanding insured obligations. Financial guaranty insurers also are required to maintain an unearned premium reserve as well as reserves for losses and loss adjustment expenses for insured obligations that have already defaulted.

Article 69 establishes single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to each qualifying issue of ABS issued by a single entity and for each pool of consumer debt obligations, the lesser of (1) the insured average annual debt service for a single risk or (2) the insured unpaid principal

(reduced by the extent to which the unpaid principal of the supporting assets and, provided the insured risk is investment grade, the excess spread, exceed the insured unpaid principal), divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserve, subject to certain conditions. Under the single risk limit applicable to municipal obligations, the insured average annual debt service with respect to a single issuer, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserve. In addition, insured principal of municipal obligations attributable to any single issuer, net of qualifying reinsurance and collateral, is limited to 75% of the insurer’s policyholders’ surplus and contingency reserve. Single risk limits also are specified for other categories of insured obligations and generally are more restrictive than those listed for asset-backed or municipal obligations.

Article 69 also establishes aggregate risk limits on the basis of aggregate net liability insured as compared to policyholders’ surplus and contingency reserves. Aggregate net liability is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must not be less than a percentage of aggregate net liability equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4.00% for certain non-investment grade obligations.

In addition, Article 69 requires 95% of ACA Financial Guaranty’s outstanding total liability on municipal bonds, special revenue bonds and industrial development bonds, net of reinsurance and collateral, to be investment grade.

Maryland Insurance Holding Company Law.   ACA Financial Guaranty is subject to regulation under Maryland’s insurance holding company statute. The holding company statute requires ACA Financial Guaranty to register and file certain reports describing, among other information, our capital structure, ownership, financial condition and transactions with affiliates. The holding company statute also generally requires prior approval of changes in control, the payment of certain dividends and other inter-company transfers of assets, and of certain transactions between ACA Financial Guaranty and its affiliates, including us. The holding company statute imposes standards on certain transactions between ACA Financial Guaranty and related companies that include that all transactions be fair and reasonable, be appropriately recorded in the books of both parties and be appropriately accounted for, and requires prior regulatory approval for transactions not in the ordinary course of business that exceed specified limits.

The holding company statute prohibits any person from acquiring control of us or ACA Financial Guaranty unless that person has filed a notification with specified information with the Maryland Insurance Commissioner and has obtained the Commissioner’s prior approval. Under the Maryland statute, acquiring ten percent or more of the voting stock of an insurance company or its parent company is presumptively considered a change of control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, ten percent or more of our voting securities without either the prior approval of the Maryland Insurance Commissioner or a filed and approved disclaimer of control will be in violation of this law and may be subject to injunctive action. In addition, many U.S. state insurance laws require prior notification of state insurance departments of a change in control of a non-domiciliary insurance company doing business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist, such as undue market concentration. Any future transactions that would constitute a change in control of ACA may require prior notification in those states that have adopted pre-acquisition notification laws.

These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of ACA, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

•       Dividends.   ACA Financial Guaranty must give ten days’ prior notice to the Maryland Insurance Commissioner of its intention to pay any ordinary dividend or make any ordinary distribution. Ordinary dividends and ordinary distributions refer to any dividend or distribution other than an extraordinary dividend or extraordinary distribution (as defined below). The Maryland Insurance Commissioner has the right to prevent such an ordinary dividend or distribution if he determines, in his discretion, that after the payment thereof, ACA Financial Guaranty’s policyholders’ surplus would be inadequate or could cause ACA Financial Guaranty to be in a hazardous financial condition. In the past, the Maryland Insurance Commissioner has consented to the payment of dividends by ACA Financial Guaranty sufficient to make interest payments on the debt service of $40 million of our indebtedness, the proceeds of which were contributed to ACA Financial Guaranty.

Under Maryland insurance law, ACA Financial Guaranty must provide the Maryland Insurance Commissioner with at least 30 days’ prior notice before paying an “extraordinary dividend” or making an “extraordinary distribution.” Extraordinary dividends and extraordinary distributions are dividends or distributions that, together with any other dividends and distributions paid during the immediately preceding 12-month period, would exceed the lesser of:

ten percent of ACA Financial Guaranty’s statutory policyholders’ surplus (as determined under SAP as of December 31 of the prior year); and

ACA Financial Guaranty’s net investment income excluding realized capital gains (as determined under SAP) for the 12-month period ending on December 31 of the prior year and pro rata distributions of any class of ACA Financial Guaranty’s own securities, but including any amounts of net investment income (excluding realized capital gains) in the three calendar years prior to the preceding calendar year that have not already been paid out as dividends.

These statutory limitations are subject to change. ACA Financial Guaranty may not pay extraordinary dividends or make extraordinary distributions until either the 30-day notice period has expired (without the Maryland Insurance Commissioner disapproving such payment) or the Maryland Insurance Commissioner has approved the payment within that period.

ACA Financial Guaranty may pay extraordinary dividends only out of positive earned surplus. “Earned surplus” is defined as that part of surplus that, after deduction of all losses, represents the net earnings, gains, or profits that have not been distributed to stockholders as dividends, transferred to stated capital or to capital surplus or applied to other permissible purposes, but does not include unrealized capital gains or reevaluation of assets. At December 31, 2006, ACA Financial Guaranty had a negative earned surplus of $109.7 million primarily due to the formula-driven calculations which assign surplus to contingency reserves based on our portfolio of insurance exposures. As a result, ACA Financial Guaranty is currently unable to pay extraordinary dividends until it has a positive earned surplus calculated on a SAP basis. Further, due to the nature of the calculation as applied to our business, increases in U.S. GAAP income will not necessarily result in positive earned surplus.

A surplus note is a subordinated debt instrument issued by an insurer, with the approval of the Maryland Insurance Commissioner, which, for regulatory purposes, is treated as policyholders’ surplus. The claims of the holder of a surplus note are subordinate to the claims of policyholders, insurance claimants and beneficiaries and to all other classes of creditors other than surplus note holders. In the case of a Maryland domestic insurer, payment of principal and interest on any surplus note is subject to the prior approval of the Maryland Insurance Commissioner. The Maryland Insurance Commissioner has in

the past approved interest payments on a $10 million surplus note ACA Financial Guaranty issued to us in December 2004.

The foregoing dividend limitations are determined in accordance with SAP, which generally produce statutory earnings in amounts less than earnings computed in accordance with U.S. GAAP. Similarly, policyholders’ surplus, computed on a SAP basis, will normally be less than net worth computed on a U.S. GAAP basis.

•       Guaranty Funds.   Guaranty fund laws in most states require insurers transacting business in the state to participate in guaranty associations, which pay claims of policyholders and third-party claimants against impaired or insolvent insurance companies doing business in the state. In most states, insurers licensed to write only municipal bond insurance, financial guaranty insurance and other forms of surety insurance, such as ACA Financial Guaranty, are exempt from assessment by these funds and their policyholders are prohibited from making claims on these funds.

•       Credit Risk Exposure Limits.   Under Maryland insurance law, “A” rated financial guaranty insurance companies total liability, net of qualifying reinsurance and collateral, for municipal bonds, special revenue bonds and industrial development bonds must be 70% investment grade unless otherwise approved by the Maryland Insurance Commissioner. The Maryland Insurance Commissioner has approved an order permitting ACA Financial Guaranty to maintain 60% of its total liability of municipal bond, special revenue bond and industrial development bond exposure, net of qualifying reinsurance and collateral, in investment grade credits.

Other Applicable Insurance Regulatory Laws

•       Premium Rates and Policy Forms.   ACA Financial Guaranty’s premium rates and policy forms are subject to regulation in every state in which it is licensed to transact business in order to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. In most states, premium rates and policy forms must be filed either prior to or shortly after their use. In some states, such rates and forms also must be approved prior to use. Changes in premium rates are subject to justification, generally on the basis of the insurer’s loss experience, expenses and future trend analysis.

•       Reinsurance.   Certain restrictions apply under the laws of several states to any licensed company ceding business to an unlicensed reinsurer. Under such laws, if a reinsurer is not admitted or approved in such states, the company ceding business to the reinsurer cannot take credit in its statutory statements for the risk ceded to such reinsurer absent compliance with certain reinsurance security requirements. These security requirements apply to any reinsurance agreements between ACA Financial Guaranty and an unlicensed reinsurer.

•       Investment.   Under Maryland insurance law, ACA Financial Guaranty may invest in only certain permitted investments and only up to specified amounts. Failure to comply with these investment limitations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus in accordance with SAP, and in some instances, could require divestiture of such non-qualifying assets. In addition, pursuant to Maryland insurance law, ACA Financial Guaranty may make an investment only if it is approved (or made pursuant to approved guidelines) by ACA Financial Guaranty’s board of directors or the committee of ACA Financial Guaranty’s board of directors that is responsible for supervising or making such investment. Although it is not domiciled in New York, ACA Financial Guaranty must remain in substantial compliance with New York insurance law limitations on investments in order to retain its license there.

Bermuda Insurance Subsidiaries

ACA Assurance Ltd. and ACA Solutions Ltd. are licensed in Bermuda to write insurance and reinsurance, respectively, and are not admitted to do business in any jurisdiction other than Bermuda. ACA Assurance’s activities are limited to certain discontinued lines of business and ACA Solutions has no current activities. The insurance laws of each state of the United States and of many other jurisdictions regulate the sale of insurance within their jurisdictions by alien insurers, such as ACA Assurance and ACA Solutions. ACA Assurance and ACA Solutions intend to conduct their business so as not to be subject to the licensing requirements of insurance regulators in the United States or elsewhere (other than Bermuda).

ACA Assurance and ACA Solutions are subject to regulations under the Bermuda Insurance Act of 1978, or Insurance Act, and are registered as insurers by the Bermuda Monetary Authority, or the BMA. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards and auditing and reporting requirements as well as certain restrictions on the payment of dividends. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

ACA Management, L.L.C.

Our asset management subsidiary, ACA Management, is registered with the SEC as an investment adviser under the Investment Advisers Act and is subject to the provisions of the Investment Advisers Act of 1940, or the Investment Advisers Act, and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisers relating to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program with respect to its personnel, performance fees, solicitation arrangements, conflicts of interest, allocations of assets, best execution on pricing, advertising, and recordkeeping, reporting and disclosure requirements. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration.

ACA Capital Management (U.K.) Pte. Limited

ACA Capital Management (U.K.) provides investment management services in and from the United Kingdom under the regulation of the FSA. In addition to monitoring and regulating ACA Capital Management (U.K.) to ensure it is complying with the regulatory requirements of the Financial Services and Markets Act 2000 (“FSMA”) and certain other European Union directives, the FSA, among other things, approves the individuals who carry out particular “controlled” functions on behalf of ACA Capital Management (U.K.) and regulates the acquisition of “control” of ACA Capital Management (U.K.). Under the FSMA, any person proposing to acquire “control” (i.e., any company or individual directly or indirectly acquiring 10% or more of the shares of, or having the right to exercise or control the exercise of 10% or more of the voting power in ACA Capital Management (U.K.)) must give prior notification to the FSA of its intention to do so. The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA related rules made by the FSA. The FSA also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing and breaches of money laundering regulations. The FSA’s stated policy is to pursue criminal prosecution in all appropriate cases.

In addition, ACA Capital Management (U.K.) has obtained the right to operate on a passport basis allowing it to conduct its asset management business in European Union states in addition to the United Kingdom without the necessity of additional licensing or authorization in such other European Union jurisdictions. Although ACA Capital Management (U.K.) is principally regulated by the FSA, should it elect to conduct business in other European Union jurisdictions pursuant to its passport, it may have to comply with certain local rules in those jurisdictions.

Competition

All of our business lines are highly competitive, although each line has a different competitive dynamic.

Structured Credit Business.   The business of selling credit protection in the form of credit swaps is a quickly evolving and highly competitive market. Competition is based on many factors, including the general reputation of a counterparty, execution quality and efficiency, perceived financial strength of the protection seller and willingness to post collateral under certain circumstances, pricing and other terms and conditions of the transaction. We compete with hedge funds, insurance companies including financial guarantors that, like ACA Financial Guaranty, insure the obligations of subsidiaries providing credit protection through swaps, banks, derivative products companies such as Athilon Capital Corp. and non-bank financial institutions.

Public Finance Business.   As the sole “A” rated financial guarantor, our target market in our Public Finance line of business is different than that of other financial guarantors. We do not compete directly with “AAA” rated financial guarantors. Radian Group Inc., as the only “AA” rated financial guarantor, is able to participate in our target market, although to a lesser degree than we are. Our strongest competition in our target market is from letter of credit banks and high-yield municipal mutual funds that purchase uninsured non-investment grade municipal obligations. We also compete with structural alternatives to third-party credit enhancement, including senior-subordinated structures. These structural alternatives compete on price, quality of execution, reputation and structural advantages.

CDO Asset Management Business.   The financial services industry, and in particular, the market for CDO Asset Management services, is highly competitive with low barriers to entry. The key competitive factors are the historical performance of our portfolios, our underwriting processes for the acquisition of credits and the quality of our portfolio management and credit analyst teams. Our competitors include The TCW Group, Inc., Vanderbilt Capital Advisors, LLC, Blackrock Financial Management, Inc. and GSC Partners, among many financial institutions. Many of these companies have greater financial resources and are more established and well known in the CDO market than us.

Employees

As of December 31, 2006, we had 115 full-time employees. None of our employees are covered by collective bargaining agreements. We consider our employee relations to be good.

The data included in this Item 1 and elsewhere in this report regarding markets and product categories, including, but not limited to, the size of certain markets and product categories, are based on our estimates and definitions, which have been derived from third party sources and management’s knowledge and experience in the areas in which the relevant businesses operate. We have given market data for which the most recent information is available, which may be a different time period for different markets. We believe that these sources, in each case, provide reasonable estimates. However, market data is subject to change and cannot be verified with certainty due to limit, on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. In addition, we may define our markets in a way that may be different from how third parties, including our competitors, define various markets in which we participate.

Item 1A.                Risk Factors.

You should carefully consider the following information, together with the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or deem to be immaterial may also impair our business or results of operations. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition.

Risks Related to Our Business

Our failure to effectively analyze and monitor credit and other risks could have a material adverse effect on our financial condition, results of operations and capital adequacy.

Our ability to analyze, monitor and manage credit risk is at the core of each of our business lines. All of our business lines will be materially impacted if we fail to do this effectively.

In our Structured Credit business, if we fail to accurately analyze the credit and other risks associated with selling credit protection through our financial guaranty insurance products in our Structured Credit line of business, we may suffer unexpected losses, which could materially and adversely affect our results of operations and financial condition.

Our Public Finance business also depends significantly on our ability to effectively analyze and monitor credit risks. We guarantee obligations over an extended period of time, typically up to 30 years, and in riskier credit rating categories and sectors than the other financial guaranty insurance companies. As of December 31, 2006, based on our risk management internal rating systems, 35.2% of our outstanding Public Finance net par exposure was rated non-investment grade. We have also targeted certain industry sectors, such as health care and long-term care, which are higher risk credits than those exposures typically taken by other financial guaranty insurers. We have in the past, and expect in the future to, incur losses in our Public Finance portfolio. If we do not accurately assess the credit risk and the related security and structural protections in these transactions and effectively monitor and manage these risks on an ongoing basis, we may incur significant losses in excess of our expectations.

Our future success in structuring and managing CDOs will depend on our ability to accurately analyze the financial assets that comprise the CDOs. We manage our CDO portfolio by attempting to sell deteriorating credits in a timely manner in order to mitigate losses as they develop; however, we may not be able to do so or we may not be able to do so without incurring losses. If we do not effectively manage our CDOs, our reputation as a CDO asset manager could be negatively affected, which could materially and adversely affect our ability to originate future CDOs. In some cases, we also bear a portion of the risk associated with credit losses if there are defaults or assets otherwise become ineligible for inclusion in a CDO during the warehousing phase. See “Business—CDO Asset Management—Origination and Structuring of CDOs.” Furthermore, since we also own at least some portion, or in our earlier CDOs, all or most, of the first loss or equity tranche in our CDOs, if we experience losses in excess of our modeled expectations we could experience returns below our expectations or lose a portion or all of our equity interests in those CDOs. Our original aggregate first loss, or equity, position in our CDOs was $209.1 million as of December 31, 2006.

We face risks from the concentration of our liabilities and investments.

We face concentration risks in all of our businesses. While we seek diversification across our businesses, in each of our business lines and in ACA Financial Guaranty’s investment portfolio, we face risks to the extent that our aggregate exposure to losses is concentrated geographically, by industry, sector, obligor or type of credit or investment.

A large portion of the financial assets included in our CDOs are residential MBS, or RMBS, which present concentration risk to the national housing market. As of December 31, 2006, there was

$10.4 billion of RMBS in our CDO assets under management. Current market trends indicate higher delinquency and foreclosure rates in the 2006 vintage of sub-prime residential mortgages. As of December 31, 2006, six of our 22 CDOs in which we owned equity had material exposure to the 2006 sub-prime vintage. Four of these CDOs assume exposure to RMBS below the A-/A3 level and ACA has an aggregate exposure to them of approximately $55.7 million, and two of these CDOs assume exposure to RMBS at or above the A-/A3 level ACA has an aggregate exposure to them of approximately $35.5 million. Depending on the severity of actual defaults on the 2006 vintage subprime mortgages underlying these RMBS, we may experience substantially reduced returns on our equity investments in these CDOs. Further, we cannot be certain that actual defaults will not exceed our expectations based on our modeled scenarios and that we will not sustain actual losses in respect of some or all of our equity in these six CDOs. In addition, poor performance in our CDOs relating to this issue could also hurt out reputation as an asset manager making it difficult for us to continue to originate CDOs in the future. As well, to the extent our CDOs continue to acquire RMBS, there is no certainty as to how future vintages of residential mortgages will perform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—CDO Asset Management.”

Additionally, some of the mortgages underlying our other CDO exposures include interest only payments which are due to reset in the coming years. The reset of these mortgages to include interest plus principal payments may also cause an increase in obligor defaults of these mortgages. In addition, a significant portion of the assets securing the RMBS that we buy are secured by mortgages on properties in California and to a lesser extent in New York and Florida. Should one of those states specifically experience an economic downturn or natural disaster resulting in significant defaults on mortgages issued in that state, certain RMBS purchased into our CDOs may also experience defaults or lower market values. The occurrence of defaults in RMBS, could materially negatively impact the performance of our CDOs generally, making it difficult for us to continue to sponsor CDOs, and cause us to experience returns below our expectations on, or lose a portion or all of, our equity investment in our CDOs. A lower rate of appreciation of home values, or depreciation of home prices, either nationally or regionally, particularly in areas where we have concentrated exposure, may increase the severity of the economic impact of this risk. We also have exposure to RMBS underlying our insured credit swaps in our Structured Credit business. Should there be significant defaults on mortgages underlying RMBS in such insured credit swaps, we could also experience an increased number of credit events in our synthetic ABS structured credit transactions.

Our corporate synthetic CDOs, CLOs and Structured Credit transactions may include concentrations in particular industries or in geographical regions or in highly correlated industries and geographical regions. In the event that a particular industry or region experiences an economic downturn or natural disaster, the performance of our synthetic CDOs or CLOs may be materially negatively impacted. We may also experience significant numbers of credit events in relation to the reference entities included in the portfolios against which we sell protection in our Structured Credit transactions. Should such events occur, we could experience returns below our expectations on, or lose a portion or all of our equity investments in, our CDOs. Such an occurrence could harm our ability to continue to originate CDOs. Each of these events could materially and adversely impact our liquidity position as well as the adequacy of our capital.

In our Public Finance business we face default risk from the concentration of our exposure in certain states and in certain industries. As of December 31, 2006, $1,020.2 million, or 16.6%, of our outstanding gross par exposure was concentrated in California, and $2,659.2 million, or 43.4%, of our outstanding gross par exposure was concentrated in nine additional states. This concentration increases our vulnerability to economic downturns, natural disasters, or terrorist attacks in those states. In addition, as of December 31, 2006, $1,504.2 million, or 24.5% of our outstanding gross par exposure, was related to higher education and $1,545.2 million, or 25.2%, of our outstanding gross par exposure was in the healthcare and long-term care sectors. Both the health care and long-term care sectors are facing rising costs and revenue constraints. As a result, health care and long-term care are perceived to be higher risks than other segments of the public finance market. These factors could undermine the assumptions we made in our credit analysis of the issuers in those sectors and cause actual losses to exceed estimated losses.

General economic and market factors may materially adversely affect our loss experience, the demand for our products and our financial results.

Our business is impacted by general economic and market conditions. We could experience decreased demand for our products or incur losses due to extended economic recessions, business failures, interest rate changes or volatility, credit spread volatility, capital markets volatility, or changes in investor perceptions about the value of CDO securities or financial guaranty insurance products, or combinations of such factors. Additionally, terrorist attacks of significant scale could cause volatility in the financial markets, particularly in the credit markets, and uncertainty in the economies of the areas in which they occur and in the global economy.

The market for the sale of credit protection under insured credit swaps and, consequently, related premiums are affected by a number of economic and market factors not within our control. The occurrence of credit events with respect to reference entities, for instance, such as bankruptcy or the failure to pay indebtedness, may be caused by cyclicality of the economy in general, industry cyclicality or credit events within the industry and capital market volatility generally, which may impact the supply and demand conditions in the credit swap market. Our financial results depend to a significant degree upon the premiums that we receive for the sale of our insurance products through our credit swaps. These premiums are established at origination of the transaction and are generally a function of both absolute credit spreads and the level of correlation among credit portfolios and the movement of related spreads, each of which change over time as a result of changes in the overall economy, supply and demand conditions in the credit swap market and other factors affecting the corporate credit market in general. If a low credit swap premium environment persists, we may not be able to achieve profitable growth or profits or growth at all, which may have a material adverse effect on our financial condition and our results of operations. We can give no assurance that the credit swap market will continue to grow as it has in recent periods or at all or that it will not decline. Any such decline could have a material adverse effect on our financial condition and results of operations.

Prevailing interest rates affect demand for financial guaranty insurance in the public finance market. Higher interest rates may result in declines in new bond issuances and refunding volumes which may reduce demand for our financial guaranty products. Lower interest rates generally are accompanied by narrower interest rate spreads between insured and uninsured obligations resulting in lower cost savings to issuers from the use of financial guaranty insurance than is the case during periods of higher interest rates. These lower cost savings could be accompanied by a corresponding decrease in demand for financial guaranty insurance or lower pricing for our products.

The performance of our CDOs and our ability to originate future CDOs may be materially adversely affected by any of these factors or by a combination of these factors. Changes in the level of credit spreads (i.e., the difference in rates between risky securities and risk remote securities, such as U.S. Treasury securities) can affect our ability to acquire financial assets for our CDOs that create sufficient spread in the transaction to pay the CDO liabilities and the fees and expenses of the CDO, including our asset management fees. If we are unable to acquire assets with sufficient spread, we may not be able to be paid all or any portion of our asset management fees on our existing CDOs and we may not be able to continue to originate additional CDOs of the size of our current CDOs or at all. Also, the CDOs may pay returns below our expectations or not pay returns at all which could negatively impact our equity returns and the overall performance of our CDOs. Poor performance in our CDOs could also hurt our reputation as an asset manager.

If S&P lowers the financial strength rating that it has assigned to ACA Financial Guaranty, our ability to generate new business in our Structured Credit and Public Finance business lines, as well as our results of operations and liquidity would be materially adversely affected.

ACA Financial Guaranty, our insurance subsidiary, has an “A” financial strength rating from S&P with a “stable” outlook. This rating is crucial to our Structured Credit and Public Finance businesses as well as our ongoing business strategy. This rating is subject to periodic review by S&P, and S&P may revise or withdraw its rating at any time at its sole discretion. Such an action may be based on factors which are entirely outside of our control, such as changes in the views or the policies of the rating agencies in relation to the financial guaranty industry, changes to the risk profile of ACA Financial Guaranty’s insurance portfolio or to other factors considered by S&P in providing such rating, or adverse developments in general economic conditions or the financial condition or results of operations of ACA Financial Guaranty.

In addition, the financial strength rating of financial guaranty companies is based in part on the maintenance of specified amounts of resources available to pay claims. As our business grows, we may need additional capital and we may not be able to raise such capital. S&P’s stable ratings outlook on ACA Financial Guaranty assumes that our insurance subsidiaries will continue to satisfy S&P’s current minimum capital requirement of $300 million. As of December 31, 2006, ACA Financial Guaranty met this capital requirement with statutory capital of $387.1 million. Further, S&P may revise its capital requirements for A-rated financial guarantor insurance companies at any time.  A change in applicable capital requirements or the incurrence of losses in excess of our expectations could diminish our capital below required rating agency levels. For instance, in 2004, we had to raise capital in response to an increase in S&P capital requirements. It may be difficult or costly for us to raise the additional capital necessary to satisfy the rating agency levels. Although we currently intend to operate our business in a manner that maintains our “A” rating, we are under no obligation to do so and we may not be able to do so.

If S&P were to downgrade our financial strength rating, put us on its CreditWatch negative list or change its outlook for us to negative, our reputation and financial performance in the structured credit and public finance industries could be materially adversely affected, which in turn could materially adversely impact our financial performance. CreditWatch highlights the potential direction of a rating, focusing on identifiable events and short-term trends that cause ratings to be placed under special surveillance by S&P. Ratings appear on CreditWatch negative when such an event or a deviation from an expected trend occurs and S&P needs additional information to evaluate the rating.

Our Structured Credit business would also be negatively affected by a downgrade of ACA Financial Guaranty’s financial strength rating to below “A” or a withdrawal of our rating. Since ACA Financial Guaranty insures our credit swaps and our counterparties rely on ACA Financial Guaranty’s financial strength rating when entering into transaction with us, we might be unable to enter into any new insured credit swap transactions and we could be required to provide collateral in the form of cash or securities securing our obligations under most of our existing insured credit swaps and any new credit swaps that we may enter.

In addition, under the terms of our credit agreement, to the extent we had outstanding borrowings under this facility, these borrowings would become due immediately, and we would be unable to make future borrowings, if our financial strength rating falls below “A-.”  Such collateral posting requirements and acceleration of our existing line of credit could severely disrupt our business and materially negatively impact our liquidity and reputation. It could also severely strain our capital resources thereby putting us at a competitive disadvantage.

In our Structured Credit business we have contingent collateral posting requirements that in adverse circumstances may severely strain our liquidity and capital resources.

If ACA Financial Guaranty’s financial strength rating is downgraded below “A-,” we are required to post collateral in excess of negotiated threshold amounts with respect to most of our existing insured credit swaps in the amount of any negative mark to market fair value of the credit swap. Additionally, should credit events or, in some circumstances, negative credit migration occur with respect to the reference entities included in our various Structured Credit transaction portfolios resulting in losses above pre-agreed-upon levels or, in some circumstances, a downgrade of our position to below a pre-set level, we are generally required to post collateral in an amount that is the lesser of the amount by which actual losses exceed this pre-agreed point and the amount of any negative mark to market fair value of the credit swap. Posting collateral could materially and adversely impact our liquidity and our ability to enter into future insured credit swaps. We may not have sufficient liquidity to meet any posting requirements depending on the size of the negative mark and/or the level of losses at the time we are required to post collateral. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

In our Structured Credit business we are dependent on counterparties’ perception of our creditworthiness.

Before counterparties in our Structured Credit business enter into insured credit swaps with us, they analyze our financial condition, particularly the financial condition of ACA Financial Guaranty. They establish credit exposure limits to us based on their assessment of our financial condition, and monitor the appropriateness of these limits on an ongoing basis to limit the amount of risk they take should we be financially unable to make any payments we owe them. Once a counterparty reaches its credit exposure limit to us, the counterparty generally will not enter into any additional transactions with us until such counterparty’s credit limit with us is increased. In the event these counterparty credit limits are not increased as our insured credit swap portfolio expands, or if limits are reduced due to changes in our financial position or general economic conditions, prevailing levels of credit spread or other reasons, our financial performance would suffer. The growth of our Structured Credit business, in particular, will be materially impacted if we cannot maintain and increase the lines of credit with our existing counterparties and increase the number of counterparties willing to transact with us. We can give no assurance that additional financial institutions will become our counterparties or that existing counterparties will not reduce their exposure to us.

We may need to refinance our existing debt and otherwise require additional capital in the future, which may not be available or may only be available on unfavorable terms.

To the extent that our existing capital or the funds generated from our operations are insufficient to meet our future requirements, we may need to raise additional funds through financings. If additional funds are unavailable, we may need to curtail our growth, change our business strategy or sell assets. In addition, we will have to refinance our medium-term note program, which matures in 2010 and which date is in advance of the maturity date of many of the assets acquired with the proceeds of such issuance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness.”  Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity or debt we may issue in the future may have rights, preferences and privileges that are senior to those of the current common stock and may contain covenants or restrictions that hamper our ability to operate our business. In the case of equity financings, our stockholders could experience material dilution.

We may also need to obtain reinsurance in order to comply with state insurance regulatory and rating agency capital requirements and single risk limits as our business grows. If we need to seek additional reinsurance, such reinsurance may not be available at acceptable terms or at all. This could have a material adverse impact on our ability to grow our insurance business and could materially adversely affect our “A” rating and future results of operations. See “Business—Reinsurance” and “Business—Regulation.”

We assume construction and completion risk in our Public Finance transactions.

In underwriting Public Finance transactions, we sometimes assume exposure to the credit during construction or otherwise prior to completion of the related project. In these projects, the risk of loss on a Public Finance transaction is typically most significant during the construction and completion phases. Construction costs may exceed expectations and available funding, and timing delays, which may be caused by construction delays, natural disasters or economic downturns that diminish demand for a project, will delay the production of revenue necessary to pay debt service on the insured bonds. Delays in revenue production may also be caused post construction by delays in the commencement of operations. These delays can be caused by a variety of factors including industry-specific concerns such as obtaining all required regulatory approvals. Such delays in the production of revenue may result in our payment of claims until the project is completed and revenue generated. In the event a project is not completed, a default of the guaranteed bonds may occur resulting in the payment of claims by us. Depending on the status of the construction, our recoveries may be materially less than our claims paid as we rely on our security interest in the land and project itself for recoveries. Such an occurrence could negatively impact our results of operations. Also, should we experience a high level of defaults on these credits, the losses incurred could materially adversely impact our capital adequacy as well as our financial strength rating.

Our failure to accurately set our loss reserves may result in having to increase our loss reserves or make payments in excess of our loss reserves, which could materially and adversely impact our financial condition.

We establish loss reserves on our non-derivative financial guaranty insurance exposures. Setting our loss reserves involves significant reliance upon estimates with regard to the probability, magnitude and timing of losses. Our reserves may prove to be inaccurate in material amounts, especially during an extended economic downturn. As of December 31, 2006, we had non-specific loss reserves of $21.9 million and gross case specific loss reserves of $20.2 million net of estimated recoveries. If our loss reserves are determined to be inadequate, we will be required to increase our loss reserves which would result in a corresponding reduction in our net income and stockholders’ equity in the period in which the deficiency is recognized. Sizable losses could have a material impact on our capital adequacy and, ultimately, S&P financial strength rating. In addition, the Financial Accounting Standards Board, or FASB, is considering whether additional accounting guidance is necessary regarding methods of determining non-specific reserves. We may be required to significantly increase our loss reserves or restate our current reserve allocations as a result of FASB’s review. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

We have legacy exposure on manufactured housing bonds we insured.

In 1999, we insured 12 securitized manufactured housing bonds with a collective notional balance of $213.3 million. As of December 31, 2006, four of those bonds, with an aggregate notional balance of $63.7 million, are underperforming and have either been partially written down or are at risk of being written down. As of December 31, 2006, we had a reserve of $23.4 million to cover potential claims on these four bonds. We are currently paying claims on one bond and expect to begin paying claims on the other three in 2007 or 2008. Our reserve represents the present value of expected losses, discounted at the applicable treasury rate. This reserve may not prove to be adequate because the underlying losses may not be accurately predicted or our discount may be lower than the actual discount rate and therefore we may have to pay significantly more in claims than we have reserved. This could have a material adverse impact on our results of operations and financial condition.

We are also currently paying periodic claims in respect of interest on one of the 12 insured bonds; however, as we expect to receive full recovery of such claims from payments on the underlying loans, we have not taken loss reserves in connection with this exposure. As of December 31, 2006, total claims paid, net of recoveries, on this bond was $5.5 million. If, however, loss rates on the underlying portfolio of loans are materially higher than we expect, we may not receive some portion or any of the recoveries as we currently anticipate.

Based on our analysis, as of December 31, 2006, we believe that a reserve is not currently required for any of the other manufactured housing bonds insured in 1999. Nonetheless, the current ratings on all but one of the 12 manufactured housing bonds have been materially downgraded from their initial ratings of “AA” and/or “Aa” by S&P, Moody’s Investor Services or Fitch Ratings Inc. and we cannot be certain that these bonds will not continue to deteriorate. We may be required to post additional reserves and we may have to pay claims with respect to such bonds. We may not be able to recover the amount of such payments.

Changes in accounting rules relating to the financial guaranty industry could have a material adverse effect on the perception of our results of operations and that of other industry participants.

In June 2005, the SEC asked the FASB to consider the accounting by financial guaranty insurers for claims liability recognition, premium recognition and deferred policy acquisition costs in addition to a then-existing request to review loss reserving accounting policies for the financial guaranty industry. The proposed guidance from this review is expected to be issued during 2007. When the FASB reaches a conclusion, it is possible that we and the financial guaranty insurance industry may be required to change some aspects of our and the industry’s relevant accounting policies. Changes in our accounting policies relating to the timing of premium and expense recognition could have a material effect on the perception of our results or operations and that of others in our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—FASB Financial Guaranty Insurance Project.”

Certain of our CDOs must be consolidated in accordance with applicable accounting rules which introduces volatility into our balance sheet and statement of operations which may result in negative investor perception of us.

Pursuant to FASB Financial Interpretation No. 46(R) (“FIN 46(R)”), we are required to consolidate into our balance sheet, assets and liabilities related to certain of our CDOs when we are deemed to be the primary beneficiary of the CDO vehicle. In general, this occurs when we own more than 35% of the equity of the vehicle. CDO assets are reflected on our balance sheet as fixed-maturity securities available for sale, at fair value. Although these CDOs are consolidated, we do not have the right to use the assets of the CDOs for general operations or in satisfaction of our corporate debt obligations. Similarly, the liabilities issued by the CDO are reflected on our balance sheet as debt. The consolidation of seven of our CDOs makes it more difficult for us to communicate economic trends and factors underlying our business. Additionally, losses in the asset portfolios that are consolidated could exceed our true economic risk. Our true economic risk is the amount of our equity investment in these CDOs. To the extent losses in the CDO asset portfolios exceed our associated equity investment, the financial statement impact is offset at CDO maturity, when the associated liabilities are written off; however, the potential interim mismatch may be significant and vary from period to period, which may not be understood by the market. This volatility could cause a negative investor perception of us and negatively impact our stock price. Pursuant to FIN 46(R), we are also required to consolidate the total assets of our Credit Fund. This consolidation presents the same issues in terms of an investor’s ability to understand our financial statements and financial condition and their potential perception of us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Consolidation of Variable Interest Entities (VIE) and Other Restricted Investments.”

Our net income may be volatile from reporting period to reporting period because a portion of the credit risk we assume is in the form of insured credit swaps and a number of our consolidated CDOs utilize interest rate swaps, both of which are derivatives and are accounted for under FAS 133/149, requiring that these instruments be marked to market.

As credit spreads increase or decrease, the spreads on the underlying assets included in our portfolios referenced by our insured credit swaps in our Structured Credit and synthetic CDO transactions will also increase or decrease, which will result in changes to the fair value of the credit swaps. Furthermore, changes in demand for such products, changes in the applicable legal and regulatory environments and overall growth in this sector can also affect the fair value of our credit swaps. Our insured credit swaps meet the definition of derivatives under Statement of Financial Accounting Standards Nos. 133 and 149 (“FAS 133/149”). Derivatives must be accounted for either as assets or liabilities on the balance sheet and measured at fair mark to market value. Since market prices are generally not available on our insured credit swaps we estimate the fair value of these swaps by using modeling methodologies which may be less precise than using quoted market price. Although there is no cash flow effect from this “marking to market” as we enter into these insured credit swaps with an intent that they remain outstanding to maturity, changes in the fair value of the derivative are reported in our consolidated statement of operations, together with the fixed premiums payable to us under the contract, in net insured credit swap revenue and other net credit swap revenue and therefore will affect our reported earnings. The impact from this marking to market on our reported earnings could vary significantly from period to period. Volatility in our reported earnings, even if there is no ultimate cash impact, could cause a negative investor perception of us and negatively impact our stock price.

Common events that may cause credit spreads to fluctuate on the underlying assets included in the portfolios referenced by our credit swaps include changes in the state of national or regional economic conditions, industry cyclicality, changes in the business or financial assets of a specific issuer of the underlying assets included in a referenced portfolio, such as the issuer’s competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about such issuer’s ability to pay principal and interest on its debt obligations. These events are outside of our control. Similarly, common events that may cause credit spreads on an underlying structured security referenced by a credit swap to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends impacting the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest.

In addition, our net income may be volatile due to the inclusion of interest rate swaps in certain of our CDO transactions, which must be marked to market under FAS 133/149. We use interest rate swaps to hedge the exposure to variable interest rates within our CDOs. These interest rate swaps also provide a cost effective form of financing for the placement fees and other initial costs of those CDOs. Interest rate swaps are derivatives under FAS 133/149 and are required to be marked to market; however, that portion of the mark to market associated with the financing of placement fees and other initial costs are required to flow through the consolidated statement of operations, and are recorded in net realized and unrealized gains (losses) on derivative instruments rather than being recorded directly in stockholders’ equity on our balance sheet where standard interest rate hedges would be recorded. This increases the volatility in our reported earnings which may be confusing to stockholders or, in the case of negative marks, materially adversely impact investors’ perception of us which could negatively impact our stock price.

We operate in competitive environments.

The credit swap market is large, quickly evolving and highly competitive. Most of our competitors are more established, have long-term relationships with market participants and have substantially greater financial resources than we have. Additionally, no significant regulatory impediments necessarily exist for new participants entering the credit swap market under different business models, such as non-insurance business models. To the extent that new participants enter the credit swap market, competition may intensify further. We cannot assure you that increased competition will not materially and adversely affect the volume, pricing and the profitability of this business.

The competitive environment for our Public Finance business principally comes from other forms of credit enhancement and the high yield municipal funds that are purchasing an increasing amount of high non-investment grade and unrated municipal debt. Continued growth by such competitors may reduce the demand for our financial guaranty insurance product. Currently no other “A” rated entities provide financial guaranty insurance. That could change, which could negatively impact our competitive standing.

The market for CDO Asset Management services is highly competitive with low barriers to entry. We compete for assets with other managers with greater resources. Competition for assets of the types and classes in which our CDOs invest may lead to increasing asset prices which may further limit our ability to generate our desired returns. Also, as spreads tighten, the competition to acquire financial assets with sufficient spreads to generate the returns required by our CDO investors will increase, limiting our ability to originate profitable CDOs and to reinvest our current CDOs so as to sustain our historical performance. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of transactions and establish more relationships than we can. If we are unable to acquire enough assets with sufficient spreads, our performance may suffer compared to our competitors. Should this occur, even for a short period, our financial results may be significantly and quickly negatively impacted.

Further, increasing competition in the origination of CDOs generally could negatively impact our ability to attract investors in our CDOs and therefore our ability to continue to generate CDOs and increase our assets under management. In addition, new entrants into the CDO asset management realm may cause a decrease in the rate of fees paid to asset managers and therefore also negatively impact our profitability.

Additionally, in our Structured Credit business, we are seeing the introduction of derivative products companies, or DPCs, which are will be competing with us in this sector. This increased competition could result in spread compression and make it more difficult for us to price our deals to achieve our minimum risk-adjusted returns.

See “Business - Competition.”

We may experience fluctuations in quarterly and annual results due to the limited number of transactions we enter into in a given period.

During any given quarter or year we enter into a limited number of transactions in each of our lines of business and we do not set performance targets based on closing a specified number of transactions or writing or insuring a specific notional or par amount in any particular quarter or year. Our targets are based on other metrics, such as aggregate fixed premiums, earned or written premiums or assets under management, as appropriate to our different business lines. This permits us to select only those opportunities, if any, that meet our risk-adjusted expectations, thereby maximizing our profitability. The transactions in which we participate are often highly negotiated and often take significant time to analyze, underwrite and close. Our Structured Credit and Public Finance businesses may elect to not transact if attractive opportunities are unavailable. In addition, while we intend to grow our CDO assets under management, we may not be able to sponsor a significantly increasing number of CDOs from year to year due to investor demand, marketing considerations, asset availability and pricing considerations. Accordingly, we can provide no assurance that we will enter into a minimum level of transactions in any given period. As a result, our financial performance and growth will vary significantly depending on market conditions and the timing and closing of opportunities available to our business lines. As a result, our financial performance will likely vary significantly from quarter to quarter and the operating results for any quarter should not be deemed indicative of results for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

We have a limited operating history.

We and our subsidiaries are relatively new entities with narrow business focuses and limited operating histories. As a result, there is limited historical financial and operating information available to help you evaluate our past performance. We have not operated our business in a long-term significantly recessionary environment or a long-term inflationary environment. As a result, there is limited historical information available to help you evaluate what our track record may be during such economic cycles.

Future growth into international markets is subject to additional risks that are beyond our control.

Our business strategy contemplates expanding portions of our business into foreign markets. For example, we have formed a subsidiary in Singapore through which we have entered the Asian structured credit markets, and have also formed another subsidiary that recently obtained a license as an investment manager in the United Kingdom through which we will participate in the European CDO asset management markets. We may not be successful in developing the necessary business relationships to grow our activities in these jurisdictions. If we are able to implement these strategies, we will be subject to the significant additional risks associated with doing business abroad, including, without limitation: currency exchange fluctuations; the imposition of new laws and regulations; financial reporting according to the standards of non-U.S. jurisdictions; restrictions on the transfer of funds; changes in local economic conditions; and the ability to integrate our international business and employees separated by large distances and different time zones effectively and efficiently into our overall operations and control systems. Our inability to effectively manage these risks and other factors that may be beyond our control could have a material adverse effect on our business, financial condition and operations.

Our continued growth into additional product areas and markets could strain our resources.

Since 2001, we have significantly increased the scope of our financial guaranty operations, including expanding into insuring credit swaps, and have entered into markets in which we previously did not conduct business, including the origination, structuring and management of our CDOs. We continue to focus on growing our business lines and building new products, which could place a strain on our management, other personnel, resources and financial reporting systems in future periods. To implement our business strategy, we will need to evaluate continually and, where necessary, upgrade our operating and financial systems, procedures and controls, as well as personnel resources. In addition, as part of our business strategy, we plan on entering into new product areas and markets and we may not effectively anticipate the required resources, relevant risks and management challenges to sustaining these operations. We may not be able to effectively manage new operations or successfully integrate them into our existing operations. If we do not accurately anticipate required improvements in controls or systems and necessarily increases in personnel, our business and results of operations could be materially and adversely affected.

We are a holding company and our cash flow is dependent on payments by our subsidiaries, which are subject to significant limitations.

We are a holding company and, as such, conduct our operations primarily through our subsidiaries. A significant portion of our cash flow consists primarily of dividends and other permissible payments from our subsidiaries, plus income on any proceeds of potential financings that we retain at the holding company level. We depend on such payments to meet our obligations, including the payment of interest and principal on our debt. The majority of such dividend payments are subject to ACA Financial Guaranty’s ability to pay dividends, since we operate most of our lines of business through ACA Financial Guaranty or its subsidiaries. For more information regarding these restrictions, see “Business—Regulation.”  Our cash flow is further constrained because funds available to us from four of our CDOs are pledged as collateral or are used to make required payments in connection with our equity financing on those CDOs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

While in the past the Commissioner of the Maryland Insurance Administration has consented to the payment of certain dividends, we cannot be certain that the Maryland Insurance Commissioner will continue to consent to such payments or other similar payments in the future. The inability of ACA Financial Guaranty to pay sufficient dividends and to make other permitted payments to us could have a material adverse effect on our ability to satisfy our ongoing operating expenses, debt service and other cash requirements, as well as our ability to pay dividends on our common stock in the future.

Our level of indebtedness could adversely affect our operations and growth and could limit our ability to react to changes in the economy or the markets in which we compete.

As of December 31, 2006, we had approximately $4,903.7 million of short-term debt, long-term debt and related party debt outstanding, of which approximately $4,732 million related to the liabilities of our consolidated CDOs, $100 million related to the investment agreement of our special purpose subsidiary ACA Parliament Funding, L.L.C., $79.9 million related to our obligations under certain trust preferred securities and $12 million related to other corporate debt outstanding. In addition, we have entered into a $75 million unfunded line of credit. We may also incur additional indebtedness in the future to fund acquisitions, working capital and growth in our business or for other general corporate purposes. Our level of corporate debt increases our vulnerability to competitive pressures and to general adverse economic, market or industry conditions and reduces the availability of cash flow for working capital and other general corporate purposes. This could limit our ability to compete and our flexibility in planning for, or reacting to, changing business, industry or economic conditions. See “Financial Statements and Supplementary Data—Note 10.”

We may incur liabilities because of the unconditional nature of our financial guaranty insurance policies.

Issuers whose obligations we insure may default on those obligations because of fraudulent or other intentional misconduct. Financial guaranty insurance is unconditional and does not provide for any exclusion of liability based on fraud or other misconduct. Despite any risk analysis we conduct, it is impossible to predict fraud or other intentional misconduct, or whether or to what extent we will have any remedy against any party in connection with such conduct. Payment of any such claims could have a material adverse effect on our financial condition and results of operations.

If our investments perform poorly, our financial results and ability to conduct business could be harmed.

Our operating results are affected by the performance of our and ACA Financial Guaranty’s investment portfolios.

Our and ACA Financial Guaranty’s investment portfolios are subject to:

•       market value risk, which may be due to a change in the yields realized on the investment portfolios and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investments or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuers of the securities in the investment portfolios;

•       default risk, which is the risk that some of the investments will not pay principal or interest owed to us when due; and

•       reinvestment risk, which is the risk that interest rates and credit spreads will decline and funds reinvested will earn less than expected.

Interest rates and credit spreads are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. We may not be able to mitigate these risks effectively.

Hedging transactions may limit our income or result in losses.

We have and may in the future engage in hedging transactions to manage our credit risk exposure across our business lines and in our and ACA Financial Guaranty’s investment portfolios. We have and may also in the future engage in certain hedging transactions to limit our exposure to changes in interest rates, currency exchange rates and other financial market changes. Hedging does not prevent losses or eliminate the possibility of fluctuations or prevent losses, and could result in additional losses. Also, certain hedging transactions may limit the opportunity for income or gain if rates change favorably. Moreover, it may not be possible to hedge against potential risk of loss or expected rate fluctuations at an acceptable price. Additionally, ACA Financial Guaranty would have to obtain regulatory approval before entering into such transactions in relation to its investment portfolio and we may not be able to obtain such approval.

We are highly dependent on information systems and third parties, and systems failures could significantly disrupt our business.

Our businesses are highly dependent on communications and information systems. Any failure or interruption of our systems could cause delays or other problems in our trading activities and our ongoing credit analysis and risk management assessments. This could have a material adverse effect on our operating results.

We are dependent on key executives.

Our future success depends to a significant extent on the efforts of our executive management. We have one key man insurance policy in effect, which is for our President and Chief Executive Officer, Alan S. Roseman. We do not have key man insurance policies in effect for other members of senior management. We currently have employment agreements with these individuals, but employment agreements do not assure retention. We believe that there are a limited number of available, qualified executives with relevant experience in the insurance, capital markets and credit swap industries, and our inability to hire additional senior executives or the loss of the services of any of these individuals could adversely affect our business. Failure to retain or attract key personnel could have a material adverse effect on us.

In our Public Finance business we insure low investment grade and high non-investment grade credit risks which may require significant loss mitigation efforts.

Given the nature of our Public Finance portfolio, which is predominantly comprised of low investment grade and high non-investment grade credits, at any given time we are engaged in work-out strategies with a number of our credits to minimize or eliminate the potential for future losses. Such activities may result in increased loss adjustment expense, or LAE, reserves which could materially and adversely impact our results of operations in the periods such reserves are recorded. In addition, our work-outs may not be successful, which could result in our paying claims which could be significant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Loss and Loss Adjustment Expenses.”

In our CDO Asset Management business we are subject to termination under the provisions of our investment advisory agreements.

Generally, our services as asset manager may be terminated without cause by a vote of a majority of each class of debt securities and the equity tranche of a CDO. We may also be removed “for cause” upon the occurrence of certain events on the affirmative vote of a majority of the senior debt or a majority vote of the equity. In certain of our investment management agreements, substantial employee departures amongst CDO Asset Management and certain other key personnel within, most typically, a 12-month period constitutes a basis for our removal as asset manager. If we are removed as asset manager from one or more of our CDOs, it could have a significant negative impact on our reputation in the market and could have a material adverse effect on our results of operations, our ability to do new CDOs and our ability to be retained as an asset manager for our other CDOs.

We may be precluded from participating in certain opportunities that we otherwise would participate in due to our role as a CDO asset manager and potential conflicts of interest.

In addition to providing management services to CDOs originated and structured by us, we also provide management services to the Credit Fund, portfolios structured by third parties and take credit risk directly. Conflicts may exist for us in addressing these various roles and interests. We have developed an allocation policy and intend to act in a manner that is fair and equitable in allocating business opportunities and to follow our conflict resolution process should conflicts occur; however, because of these potential conflicts, we may not be able to participate in certain opportunities on a proprietary basis which opportunities otherwise meet our business objectives. Our inability to pursue certain opportunities due to conflicts of interest could have an adverse impact on our future results of operations.

Risks Related to the Regulation of Our Businesses

The regulatory systems under which we operate, and potential changes in regulation, could significantly and adversely affect our business.

We operate in a highly regulated industry, and these regulations can restrict our ability to take actions or conduct our business for the ultimate benefit of our stockholders. Our operations may become subject to increased regulation, and applicable federal and state law or existing regulations may change, which may result in administrative burdens, increased costs or other adverse consequences to us. For example, proposals have been made in Congress to enact legislation that would increase regulation of the credit swap market. We cannot predict what restrictions any such legislation, if adopted, would impose and the effect those restrictions would have on our businesses. In addition, we may not accurately predict the effects of regulation that will be imposed on our business as we continue to enter into and expand our operations in international markets. Furthermore, regulatory changes can also impact our counterparties or other persons we do business with and may make our products less attractive to third parties.

We are subject to the insurance holding company law of the State of Maryland, where ACA Financial Guaranty is organized and domiciled. This law generally requires each domestic insurance company directly or indirectly owned by a holding company to register with the Maryland Insurance Commissioner and to furnish financial and other information annually and periodically upon the occurrence of material events. Generally, all inter-company transactions between us or any affiliate and ACA Financial Guaranty in the holding company system must be fair and, if material, require prior notice to and approval by the Maryland Insurance Commissioner.

ACA Financial Guaranty is licensed to write financial guaranty insurance in all 50 states of the United States, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands. State insurance laws regulate many aspects of ACA Financial Guaranty’s insurance business and state insurance departments supervise its insurance operations. The purpose of the state insurance regulatory statutes is to protect policyholders, not stockholders. Among other things, Maryland insurance regulation requires ACA Financial Guaranty to maintain minimum levels of capital, surplus and liquidity, and imposes restrictions on the payment of dividends and distributions. These statutes and regulations may, in effect, restrict the ability of ACA Financial Guaranty to write new business or, as discussed under “Business—Regulation,” distribute funds to us. Also, because ACA Financial Guaranty is authorized to act as a foreign insurer in New York, it is also required to comply substantially with any requirement or limitation specified in the New York Insurance Law that is applicable to similar domestic insurers in New York. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Although not located or domiciled in the other jurisdictions in which ACA Financial Guaranty writes business, in order to maintain its licenses in those jurisdictions it is also subject to regulation in those states and territories as well. If ACA Financial Guaranty fail to comply with the various state insurance regulations applicable to it, it could experience material fines and potentially have its license withdrawn in the relevant jurisdiction, which could materially interfere with its ability to write insurance policies in the future.

Certain states have financial guaranty insurance statutes that require an insurer to maintain a ratio of investment grade to non-investment grade and unrated financial guaranty policies. In New York, for example, an insurer may insure municipal obligation bonds, special revenue bonds and industrial development bonds that are not investment grade, so long as at least 95% of the insurer’s aggregate net liability on those kinds of obligations is investment grade. California has a similar statute. Additionally, these statutes include single risk limitations and aggregate risk limitations, which limit the amount of exposure that we may incur to a single entity from a single revenue source, in the case of single risk, or, in the case of aggregate risk, the aggregate amount of exposure that we may incur as compared to our surplus available to policyholders and contingency reserve. While we believe ACA Financial Guaranty is not contravening these statutes, the applicable state regulators may not agree with our interpretation of the application of the statutes. If the regulators of these states do not agree with our interpretation of these statutes, they may prohibit ACA Financial Guaranty from writing financial guaranty insurance in that state in the future or require us to change what insurance it writes which could materially and adversely impact our results of operations.

See “Business—Regulation.”

If we were required to register as an investment company under the Investment Company Act of 1940, it could limit our growth and increase our costs; maintaining our exempt status may limit our options in the future.

We believe that we are not required to be registered as an “investment company” under the Investment Company Act of 1940, or Investment Company Act, because we do not meet the definition of an “investment company” under the Investment Company Act. Specifically, we believe that we are not an investment company because, as of December 31, 2006, approximately 85% of our total assets on an unconsolidated basis, exclusive of government securities and cash items, represent our 100% indirect ownership interest in ACA Financial Guaranty, a regulated insurance company. We believe that ACA Financial Guaranty satisfies the requirements to be an “insurance company” as defined in the Investment Company Act and thus does not fall within the definition of an investment company. ACA Financial Guaranty is primarily and predominantly engaged in writing insurance and insurance-related products and is licensed to provide financial guaranty insurance in all 50 states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands. Our financial guaranty insurance lines of business collectively produce the majority of ACA Financial Guaranty’s net income on an unconsolidated basis. ACA Financial Guaranty provides financial guaranty insurance policies for our Public Finance business, for the insured credit swaps in our Structured Credit business and for certain other transactions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other.”

If we cannot rely on the exemptions or other exclusions from registration as an investment company or our business or financial condition changes in a way that could make us an investment company, we could, among other things, be required either (a) to change the manner in which we conduct some of our operations (including by forgoing otherwise attractive business opportunities) to avoid being required to register as an investment company, (b) to restructure our corporate structure or (c) to register as an investment company. There may be significant negative financial implications associated with changing our corporate structure or changing the manner in which we conduct our operations to maintain our exempt status under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of restrictions, including limitations on our capital structure, restrictions on our investments, prohibitions on transactions with affiliates and compliance requirements that could limit our growth and increase our costs. There is no assurance that we could function effectively if we were required to register as an investment company.

Our subsidiary, ACA Management, is a registered investment adviser under the Investment Advisers Act of 1940 and if ACA Management fails to comply with applicable related regulation we may not be able to continue to grow our CDO Asset Management business in accordance with our business plan.

Our subsidiary, ACA Management, is a registered investment adviser under the Investment Advisers Act, and our asset management activities are regulated by the SEC. While we believe that ACA Management is in material compliance with applicable regulation, it is subject to regular examinations and “theme audits” which may be conducted by the SEC at any time. ACA Management’s failure to remain in strict compliance with these regulatory requirements could result in disciplinary action which could include material fines or the suspension or revocation of its investment adviser registration. Any such enforcement action may negatively impact the results of our CDO Asset Management business.

ACA Capital Management (U.K.) is authorized and regulated by the FSA in the United Kingdom and if ACA Capital Management (U.K.) fails to comply with applicable related regulation we may not be able to continue to grow our CDO Asset Management business in accordance with our business plan.

Our subsidiary, ACA Capital Management (U.K.), is authorized and regulated by the FSA in the United Kingdom, and its investment management activities are regulated by the FSA.  While we believe that ACA Capital Management (U.K.) is in material compliance with applicable regulation, it is subject to regular examinations which may be conducted by the FSA at any time. ACA Capital Management (U.K.)’s failure to remain in strict compliance with these regulatory requirements could result in disciplinary action which could include material fines or the suspension or revocation of its investment management license. Any such enforcement action may negatively impact the results of our CDO Asset Management business.

Our ability to implement, for the fiscal year ended December 31, 2007, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely and satisfactory manner could materially impact our business and cause the price of our common stock to fall.

We are presently evaluating our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. We cannot be certain at this time that we will be able to successfully and satisfactorily complete the procedures, certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by the time that we are required to file our Annual Report on Form 10-K for the year ended December 31, 2007, which is the first time that our management and our outside auditors will be required to deliver reports on our internal controls and procedures in accordance with the Sarbanes-Oxley Act of 2002. Uncertainty as to our ability to comply with such requirements or any material weaknesses uncovered as a result of such procedures could have a material adverse effect on our businesses and the trading price of our common stock. In addition, we may incur increased costs associated with such procedures or a diversion of internal resources necessary to prepare for or comply with such requirements.

Changes in tax laws could affect the demand for our services and products.

Any material change in the U.S. or foreign tax treatment of CDOs or investors in CDOs, credit swaps or municipal securities could adversely affect the demand for our services and products. Future potential changes in U.S. tax laws, such as the imposition of a “flat tax” or the imposition of a national sales tax in lieu of the current federal income tax structure, could adversely affect the market for municipal and other public finance obligations and, consequently, reduce the demand for financial guaranty insurance of such obligations.

Risks Related to Our Common Stock

We do not currently intend to pay dividends in the foreseeable future.

It is uncertain when, if ever, we will declare dividends to our stockholders. During the next few years of operations, we expect that we will retain all profits. Our ability to pay dividends may be constrained by our holding company structure under which we are substantially dependent on payments by our subsidiaries, which are subject to limitations imposed on them by Maryland law, in the case of ACA Financial Guaranty, or otherwise with respect to our other subsidiaries. See “Business—Regulation” and Part II, Item 5 of this report. You should not rely on an investment in us if you require dividend income.

Insiders have substantial control over us and this could limit your ability to influence the outcome of key transactions, including a change in control.

Our directors, executive officers and principal stockholders and entities affiliated with them beneficially own approximately 61% of our outstanding shares of common stock. As a result, these stockholders, may be able to influence or control matters requiring approval by our stockholders including the election of directors and the approval of mergers or other fundamental transactions. In addition, several of our largest stockholders have entered into a stockholders agreement and have the right to nominate directors to our Board of Directors and its committees. The stockholders agreement in part provides that the parties thereto shall vote for certain nominees to our board of directors. The level of these rights depend on the amount of our common stock that such stockholder holds. These stockholders may thereby exercise significant control and influence in corporate matters. Such stockholders may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Conflicts of interest may arise because some of our directors are principals of our stockholders.

Our Board of Directors includes representatives from BSMB/ACA LLC, SF Holding Corp. (f/k/a Stephens Group, Inc.), Chestnut Hill ACA, LLC and Third Avenue Trust. Those stockholders and their respective affiliates may invest in entities that directly or indirectly compete with us or companies in which they are currently invested may already compete with us. As a result of these relationships, when conflicts between the interests of those stockholders or their respective affiliates and the interests of our other stockholders arise, these directors may not be disinterested. Under Delaware law, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approves the transaction, or (3) the transaction is otherwise fair to us. The BSMB/ACA LLC, SF Holding Corp., Chestnut Hill ACA, LLC and Third Avenue Trust representatives on our Board of Directors and the representatives of certain of our other significant stockholders, should they become members of our Board of Directors, by the terms of our Certificate of Incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as a director of the Company.

Applicable insurance laws may make it difficult to effect a change in control of our company.

The insurance law of Maryland prevents any person from acquiring control of ACA or of ACA Financial Guaranty unless that person has filed a notification with specified information with the Commissioner of the Maryland Insurance Administration and has obtained his or her prior approval. Under Maryland law, acquiring 10% or more of the voting stock of an insurance company or its parent company is presumptively considered a change in control, although such presumption may be rebutted. Accordingly, any person who acquires, directly or indirectly, 10% or more of the voting securities of ACA without the prior approval of the Commissioner of the Maryland Insurance Administration will be in violation of this law and may be subject to injunctive action requiring the disposition or seizure of those securities by the Commissioner of the Maryland Insurance Administration or prohibiting the voting of those securities and to other actions determined by the Commissioner of the Maryland Insurance Administration. In addition, many state insurance laws require prior notification to state insurance departments of a change in control of a non-domiciliary insurance company doing business in those states. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action, including revocation of ACA Financial Guaranty’s license, in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of ACA may require prior notification in those states that have adopted pre-acquisition notification laws. Given the importance of ACA Financial Guaranty’s “A” rating to our businesses, as a practical matter, a change in control would require confirmation in advance from the rating agencies that such transaction would not result in a downgrading of the financial strength rating assigned to ACA Financial Guaranty. See “Business—Regulation.”

The foregoing legal restrictions will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

We have anti-takeover defenses that could impede an acquisition or an attempt to replace or remove our directors, which could diminish the value of our common stock.

We have not opted out of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, Section 203 prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the “business combination” or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status, did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by stockholders.

As such, this provision of Delaware law and certain provisions of our Certificate of Incorporation and Bylaws could make it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise, and to remove incumbent officers and directors. These provisions have the effect of discouraging, delaying or preventing hostile takeovers, including those that might result in a premium being paid over the market price of our common stock, and discouraging, delaying or preventing changes in control or our management.

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties.

The principal executive office of the Company is located at 140 Broadway, New York, New York 10005, and consist of approximately 50,000 square feet of office space. The Company and its subsidiaries also maintain leased space in London (England), Singapore and Orlando (Florida). The Company and its subsidiaries do not own any material real property. The Company believes that these facilities are adequate and suitable for its current needs. The Company’s telephone number at its principal executive office is (212) 375-2000.

Item 3.                        Legal Proceedings.

In the normal course of business, we may become involved in various claims and legal proceedings, including claims involving employee-related matters. We are not aware of any pending or threatened material litigation which we believe could reasonably be likely to result in a material adverse effect on us or our financial position, results of operations and cash flows.

Item 4.                        Submission of Matters to a Vote of Security-Holders.

On November 9, 2006, our security holders voted through written consent to approve a Certificate of Amendment to our Certificate of Incorporation (the “November Charter Amendment”). The November Charter Amendment revised the definition of “Qualified Public Offering” to include an underwritten public offering through a nationally recognized underwriter of common stock sold in a registration effected under the Securities Act of 1933, as amended (the “Securities Act”), which results in net proceeds to the Corporation of at least $75 million. On November 13, 2006, the November Charter Amendment was filed with the Secretary of State of the State of Delaware. This action was taken by the affirmative vote of (i) 89.3% of the Company’s series B senior convertible preferred stock and (ii) 79.6% of all of the Company’s outstanding stock.

On November 9, 2006, our security holders also voted through written consent to approve Amendment No. 3 to the Company’s Stockholders Agreement. This amendment also revised the definition of “Qualified Public Offering” to include an underwritten public offering through a nationally recognized underwriter of common stock sold in a registration effected under the Securities Act of 1933, as amended, resulting in net proceeds to the Corporation of at least $75 million. This action was taken by the affirmative vote of (i) 89.3% of the Company’s series B senior convertible preferred stock and (ii) 79.6% of all of the Company’s outstanding stock.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Use of Proceeds

On November 9, 2006, the SEC declared effective our Registration Statement in connection with our IPO. The underwriters were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Bear Stearns & Co. Inc., Stephens Inc. and Keefe, Bruyette & Woods, Inc. Our offering did not terminate before any securities were sold, but as of the date of the filing of this report, our offering had terminated and 6,875,000 shares of our common stock were sold by us.

All 6,875,000 shares of our common stock registered in our offering were sold by us at a price per share of $13.00. The aggregate purchase price of the offering was $89.4 million and we incurred total estimated expenses, including the underwriters’ discount and commissions and transaction expenses paid to unaffiliated third parties in connection with the offering, of approximately $10.1 million. The net offering proceeds to us after deducting these expenses was approximately $79.3 million.

Of the $79.3 million raised for the account of the Company, as of December 31, 2006, $10.0 million and approximately $4.9 million were contributed to ACA Financial Guaranty and ACA Capital Management (U.K.), respectively, to support the continuing growth of ACA Financial Guaranty and the start-up costs of ACA Capital Management (U.K.), an additional $21.8 million was invested in certain Company-managed investment vehicles, including the Credit Fund and approximately $5.7 million was used to purchase equity in certain of the Company’s recent CDOs. In first quarter 2007, we contributed an additional $10.0 million to one of our subsidiaries to fund an additional investment in the Credit Fund, purchased $2.5 million in equity of a CDO and refinanced an intercompany note in the amount of $4.3 million. The balance of approximately $20.1 million has been retained at the holding company. We continue to expect that the remainder of the proceeds from the IPO will be used for investments, as working capital and for general corporate purposes. Pending such uses, the balance of the approximately $20.1 million is currently invested by us in short-term investments.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “ACA”. The table below sets forth, for the quarter indicated, the high and low sales prices per share of our common stock. No dividends have been declared.

2006:	High	Low
Fourth Quarter*	$15.52	$12.60

*                    Our common stock began trading on November 10, 2006.

Stockholder Information

As of March 27, 2007, there were 74 stockholders of record of our common stock.

Dividend and Distribution Information

Other than a stock dividend declared on our common stock to effect a six-to-one stock split on August 23, 2006, we have not paid, and we do not intend to pay, dividends on our common stock for the foreseeable future. We plan to retain our earnings for use in the operation of our business and to fund future growth. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors.

Equity Compensation Plan

The information required by this part of Item 5 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this part of Item 5 pursuant to General Instruction G (3) of Form 10-K.

Stock Performance

The following graph sets forth the cumulative return on our common stock since November 10, 2006, the date on which our stock commenced trading on the NYSE, as compared to cumulative return of the Russell 2000 Index and an industry peer group, or the Peer Group, consisting of Assured Guaranty Ltd., Security Capital Assurance Ltd, Radian Group Inc., Primus Guaranty, Ltd., Cohen & Steers, Inc., GAMCO Investors, Inc., and W.P. Stewart & Co., Ltd. The graph assumes an investment of $100 on November 10, 2006 in our common stock and $100 invested at that time in each of the index and the Peer Group and the reinvestment of dividends where applicable. The closing market price for ACA common stock on December 31, 2006 was $15.46.

In light of the uniqueness of our business model, we believe that no direct industry or line of business comparables currently exist in the market. Accordingly, our Peer Group is constructed of companies that participate in one or more of our three lines of business.

The stock price performance shown on the graph is not intended to forecast and does not necessarily indicate future price performance.

COMPARISON OF 1 MONTH CUMULATIVE TOTAL RETURN*
Among ACA Capital Holdings, Inc., The Russell 2000 Index
And a Peer Group

* $100 invested on 11/10/06 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Source:   Thomson Financial.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ACA under the Securities Act or the Exchange Act.

Item 6.                        Selected Financial Data.

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The following table sets forth our selected consolidated financial data for the periods presented. The consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements and related notes included Part II, Item 8 of this report. The consolidated statements of operations for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our historical audited consolidated financial statements not included in this report. The results of operations for prior accounting periods are not necessarily indicative of the results to be expected for any future accounting periods. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, and our consolidated financial statements and the related notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts)
Statement of Operations Data(a):
Gross premiums written	$53,350	$60,981	$44,570	$41,280	$31,322
Net premiums written	$45,520	$57,516	$45,481	$41,918	$30,817
Premiums earned	$12,062	$18,796	$29,833	$33,343	$28,699
Net insured credit swap revenue	1,557	6,841	16,018	21,571	57,602
Net investment income	20,269	52,868	126,170	254,591	338,166
Net realized gains (losses) on investments	4,138	3,188	(6,547)	(2,777)	(4,034)
Net realized and unrealized gains (losses) on derivative instruments	(25,092)	9,124	6,520	8,410	8,559
Other net credit swap revenue	4,975	12,121	10,990	4,157	10,106
Fee income	4,236	8,898	6,091	11,110	24,495
Other income	676	423	3,937	189	522
Total revenues	22,821	112,259	193,012	330,594	464,115
Loss and loss adjustment expenses	1,801	3,168	46,590	14,038	8,800
Policy acquisition costs	4,046	4,077	3,835	8,652	8,740
Other operating expenses	18,683	29,466	38,645	37,443	49,436
Interest expense	9,869	39,260	101,137	214,313	291,757
Depreciation and amortization	1,081	4,115	6,935	8,583	9,556
Total expenses	35,480	80,086	197,142	283,029	368,289
(Income) loss of minority interest	—	—	476	(3,708)	(4,038)
Income (loss) before provision (benefit) for income taxes	(12,659)	32,173	(3,654)	43,857	91,788
Provision (benefit) for income taxes	(6,318)	12,206	135	15,097	33,080
Net income (loss)	$(6,341)	$19,967	$(3,789)	$28,760	$58,708
Share and Per Share Data(b):
Earnings (loss) per share
Basic	$(1.01)	$3.18	$(0.61)	$1.26	$2.38
Diluted	$(1.01)	$1.51	$(0.61)	$0.96	$1.89
Weighted average number of shares of common stock outstanding
Basic	6,282	6,270	6,168	22,794	24,694
Diluted	6,282	13,260	6,168	29,886	31,032
Book value per share(c)	$12.42	$15.04	$12.38	$13.04	$13.96

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share amounts and where otherwise noted)
Summary Balance Sheet Data(a):
Cash and cash equivalents(d)	$82,361	$212,511	$259,000	$224,605	$446,966
Total investments(e)	726,184	3,109,179	5,275,699	5,418,079	5,407,689
Derivative assets	6,752	19,343	28,460	15,250	19,730
Total assets(d)(e)	916,966	3,463,863	5,691,961	5,792,200	6,038,194
Unearned premiums	136,222	172,278	180,140	187,739	189,537
Reserve for losses and loss adjustment expenses	6,555	4,984	36,006	34,306	42,113
Total debt(e)	541,470	2,964,332	4,903,047	5,029,348	4,903,742
Derivative liabilities	40,010	64,045	58,755	46,538	33,874
Total liabilities	757,106	3,269,557	5,306,424	5,385,646	5,498,190
Minority interest	—	—	20,923	22,241	30,190
Accumulated other comprehensive income or (loss)	(5,583)	8,896	21,952	11,132	(3,308)
Total stockholders’ equity	$159,860	$194,306	$364,614	$384,313	$509,814
Other Data(g):
Credit exposure(f) (in millions)	$6,378	$8,563	$11,296	$21,467	$46,255
CDO assets under management (in millions)	$2,403	$5,830	$7,798	$9,907	$15,664
Statutory Financial Data (ACA Financial Guaranty)(g):
Contingency reserve(h)	$21,162	$31,520	$46,129	$74,377	$113,477
Policyholders’ surplus	123,635	134,565	279,985	266,108	273,644
Qualified statutory capital(i)	$144,797	$166,085	$326,114	$340,485	$387,121

(a)           Under U.S. GAAP, we are required to consolidate into our financial statements the income, expense, assets and liabilities related to certain of our CDOs when we are deemed to be the primary beneficiary of the CDO vehicle. Although these CDOs are consolidated, we do not have the right to use the assets of the CDOs for general operations or in satisfaction of our corporate debt obligations. Our investment exposure to our CDOs is therefore limited to the equity we retain, which is the first loss position of the CDO. For a description of the impact of consolidation on our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Consolidation of Variable Interest Entities (VIEs) and Other Restricted Investments” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results by Business Line—CDO Asset Management—Consolidation of VIEs.”

(b)          Earnings per share and weighted average number of shares of common stock outstanding were restated to reflect the 6-for-1 stock split that was completed on August 23, 2006.

(c)           Book value per share is based on total stockholders’ equity divided by basic common stock outstanding after giving effect to the August 23, 2006 stock split and reflects the conversion of our convertible preferred stock, senior convertible preferred stock and series B senior convertible preferred stock to common stock.

(d)          Includes cash and cash equivalents related to our consolidated CDOs of $6.1 million, $109.6 million, $141.3 million, $125.2 million and $265.0 million as of December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Also includes restricted cash balances of $22.0 million, $30.9 million, $30.1 million, $50.2 million and $67.1 million as of December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

Restricted cash balances relate to cash on deposit for the benefit of various counterparties in our CDO Asset Management and Structured Credit businesses.

(e)           Includes investments related to our consolidated CDOs of $382.7 million, $2,711.4 million, $4,732.2 million, $4,810.9 million and $4,536.7 million and a guaranteed investment contract related to our consolidated CDOs of $122.5 million, $122.5 million, $122.6 million, $119.3 million and $119.3 million both as of December 31, 2002, 2003, 2004, 2005 and 2006, respectively. Includes non-recourse debt related to our consolidated CDOs of $494.5 million, $2,804.8 million, $4,728.6 million, $4,833.2 million and $4,711.8 million as of December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

(f)             Equal to the amount of notional and net par outstanding guaranteed by ACA Financial Guaranty.

(g)           This information is not derived from our audited consolidated financial statements or unaudited interim consolidated financial statements.

(h)          Under statutory accounting practices, or SAP, prescribed or permitted by the Maryland Insurance Administration, we are required to establish contingency reserves based on a specified percentage of either written premiums or insured exposure by bond type. A contingency reserve is an additional liability reserve established to protect the policyholder against the effects of adverse economic developments or cycles or other unforeseen circumstances. See “Business—Regulation.”

(i)             Qualified statutory capital, comprised of the sum of policyholders’ surplus and contingency reserve, is a commonly used measure of statutory based equity in the financial guaranty industry.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believe”, “anticipate”, “project”, “plan”, “expect”, “intend”, “may”,”will likely result”, “looking forward” or “will continue”, or variations of such words and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in Part I, Item 1A—”Risk Factors.” In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Overview

We are a holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and municipal finance capital markets. We also provide asset management services to specific segments of the structured finance capital markets. We participate in our target markets both as a provider of credit protection through the sale of financial guaranty insurance products, for risk-based revenues, and as an asset manager, for fee-based revenues. We conduct our financial guaranty insurance businesses through ACA Financial Guaranty Corporation, our “A” rated, regulated insurance subsidiary. Approximately 85% of our assets on an unconsolidated basis represent our 100% indirect ownership interest in ACA Financial Guaranty. ACA Financial Guaranty provides financial guaranty insurance policies for our Public Finance business, for the credit swaps in our Structured Credit business and for certain other transactions described in “Other.”  We conduct our asset management business through ACA Management, L.L.C., a wholly-owned indirect subsidiary of ACA Financial Guaranty. Additionally, in January 2007, we obtained a license from the FSA to conduct a European asset management business, which will be done through our wholly-owned indirect subsidiary ACA Capital Management (U.K.) Pte. Limited. As of December 31, 2006, we had credit exposure of $46.3 billion and our assets under management for third parties were $15.7 billion.

Our financial results include three principal operating lines of business: Structured Credit and Public Finance, which are both financial guaranty insurance lines of business, and our CDO Asset Management business. We have a fourth line of business, Other, which encompasses specified insurance transactions in areas in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain asset-backed securitizations, principally, manufactured housing. Our lines of business constitute segments for accounting purposes.

Through our Structured Credit line of business, we select, structure and sell credit protection, principally in the form of insured credit swaps, against a variety of asset classes in the institutional fixed income markets. At December 31, 2006, Structured Credit also included the consolidated results of the Credit Fund. The Credit Fund was created in 2006 to leverage our expertise in the capital and credit markets and as an asset manager. The fund primarily invests in fixed income securities, particularly in the asset-backed sector.

Within Structured Credit, our principal revenues are net insured credit swap revenue and net investment income, which includes amounts received from the Credit Fund and its allocated portion of ACA Financial Guaranty’s investment portfolio income. Generally, we receive insured credit swap fees in quarterly installments over the life of the related swaps which is typically in the range of 5 to 7 years. The principal expenses of this line of business are its allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. It also incurs direct interest expense related to the financing of our consolidated Credit Fund purchased investments. We enter into our insured credit swaps with an intent that they remain outstanding for the entire term of the contract. These insured credit swaps are accounted for at fair value because they do not qualify for the financial guarantee scope exception under FAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“FAS 133”). Changes in the fair value of these contracts are required to be marked to market under the requirements of FAS 133 and are recorded, together with the related fixed quarterly premium payments payable to us under the insured credit swaps, under the caption net insured credit swap revenue. Since our insured credit swap transactions are not actively traded securities and have no observable market price, we utilize comprehensive internally developed models to estimate changes in fair value. We expect the fair values of these insured credit swaps to fluctuate primarily based on changes in credit spreads and the credit quality of the underlying referenced entities. When we hold these insured credit swaps for the entire term of the contract, the cumulative changes in fair value will net to zero at the end of the term, provided that we do not incur credit losses on the contract. In certain circumstances, we may agree with a counterparty to terminate an insured credit swap transaction prior to its maturity (such as on request of the counterparty or for risk management purposes, such as in connection with a deterioration of the underlying portfolio) and may experience realized gains or losses in connection with the early termination of such transactions.

In our Public Finance line of business, we provide financial guaranty insurance policies guaranteeing the timely payment of interest and the ultimate payment of principal on municipal debt obligations. Our principal revenues in this line of business are premiums earned on our financial guaranty insurance policies and its allocated portion of corporate-wide investment income. The principal expenses of this line of business include its allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. We also incur loss and loss adjustment expenses, related to the non-derivative exposure we insure, and policy acquisition costs, which are expenses that vary with and are directly attributable to the generation of insurance premiums and are deferred and recognized over the period in which the related premiums are earned. Typically, public finance premiums are received by us on an up front basis. However, they are recognized into income over the term of the underlying instrument.

In our CDO Asset Management line of business, we focus on CDO origination, structuring and asset management. Our principal revenues in this line of business are investment income, management fees, warehouse income, other credit swap revenue and premiums for credit swaps on insured equity tranches of unfunded synthetic CDOs.  Also included is an allocated portion of corporate-wide investment income. The principal direct expenses are interest expense related to the CDO debt issued by us and the amortization of related capitalized debt issuance costs. This line of business also receives an allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. Several of our CDOs are consolidated in our financial statements because we have been determined to be the primary beneficiary under FIN 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 analyses. See “Results of Operations—CDO Asset Management—Supplementary Information” for a discussion on the accounting issues associated with consolidation.

Our Other line of business includes business in areas and markets in which we are no longer active. Principal direct items are premiums earned, loss and loss adjustment expenses and policy acquisition costs. This line of business also was allocated a portion of investment income, interest expense and operating expenses in 2006, 2005 and 2004. Beginning in 2004, expenses were not allocated to this line of business.

We believe it is more meaningful to analyze our financial performance on an annual, rather than a quarterly, basis in order to give our lines of business flexibility to select only those opportunities that meet our risk-adjusted return expectations. We believe this maximizes our profitability and allows our lines of business to avoid unfavorable pricing, credit spreads and general market conditions that may occur in any particular quarter. Furthermore, during any given year we enter into a limited number of transactions in each of our lines of business and do not set corporate goals based on closing a specified number of transactions in any particular quarter or year. The transactions in which we participate are often highly negotiated and often take a significant period of time from start to finish, up to one year in Public Finance and up to nine months for a CDO. Accordingly, our financial performance can vary significantly from quarter to quarter and the operating results for any quarter are not indicative of results for any future period.

Additionally, management reviews our performance using a measure known as net economic income. Management believes that analyzing net economic income enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance. See “—Net Economic Income.”

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The following accounting policies and estimates are viewed by us to be critical because they require significant judgment on our part. Financial results could be materially different if alternate methodologies were used or if we modified our assumptions.

Financial Guaranty Revenue Recognition

Premiums Earned—Premiums on financial guaranty insurance products in the form of traditional insurance policies are typically received on an up front basis, although certain policies pay premium in periodic installments. The vast majority of our Public Finance business is conducted through the issuance of traditional policies. Traditional policies are those that meet the scope exception of the guidance of FAS 133, paragraph 10d, as amended by FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). The scope exception provides that financial guaranty contracts are not subject to FAS 133, if they meet certain specified criteria. Installment premiums are earned over each installment period, which is generally one year or less. Up front premiums are earned in proportion to the expiration of risk, which is par. Premium is allocated to each par maturity (e.g., principal payment) included in an insured bond and earned on a straight-line basis for the period the related insured risk is outstanding. Unearned premiums represent that portion of premiums which is applicable to coverage of risk to be provided in the future on policies in-force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining unearned premiums, less any amount credited to the refunding issue insured by us, are recognized as earned premium. The amounts earned from refundings were approximately $9.4 million, $6.6 million and $1.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with its review of certain accounting standards for financial guaranty insurance contracts, the FASB is considering potential changes relating to premium revenue recognition. See “—FASB Financial Guaranty Insurance Project” for further explanation of potential changes.

Net Insured Credit Swap Revenue—ACA Financial Guaranty insures the obligations of ACA’s affiliated special purpose entities under insured credit swaps, pursuant to which we sell credit protection. The related insured credit swap premiums are included in net insured credit swap revenue and are generally received in quarterly fixed payments over the life of the related swaps. Obtaining the fair value (as such term is defined in FAS 133) for such instruments requires the use of management judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other transactions bearing similar risk characteristics. The fair value of these instruments is included in derivative assets or derivative liabilities. We do not believe that our insured credit swaps meet the scope exception of FAS 133, paragraph 10d, as amended by FAS 149, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

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

Policy Acquisition Costs.   Policy acquisition costs include those expenses that relate primarily to and vary with premium production. Such costs are comprised primarily of premium taxes, personnel and personnel related expenses of individuals involved in underwriting, and certain rating-agency and legal fees for municipal and non-derivative structured finance business. Anticipated claims and claim adjustment expenses are considered in determining the recoverability of acquisition costs. Net acquisition costs are deferred and amortized over the period in which the related premiums are earned. In connection with its review of certain accounting standards for financial guaranty insurance contracts, the FASB is considering potential changes relating to deferred policy acquisition costs. See “—FASB Financial Guaranty Insurance Project” for further explanation of potential changes.

Loss and Loss Adjustment Expenses.   Financial guaranty loss and loss adjustment expense reserves are established on our non-derivative exposure in an amount equal to our estimate of identified or case-

specific reserves and non-specific reserves, including cost of settlement, on the obligations ACA Financial Guaranty has incurred. In determining our accounting policy for loss reserves, we rely primarily on FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). However, FAS 60 was adopted when the financial guaranty industry was just beginning. As a result, FAS 60 did not contemplate the specific attributes of financial guaranty insurance as distinct from other forms of insurance. In particular, financial guaranty insurance is considered a short-duration insurance product; however, it has features that are more akin to long-duration contracts in that the term of some insured obligations can be as long as 30 years or more and the contracts are generally irrevocable. Under FAS 60, accounting for losses differs for short-duration and long-duration contracts. Because of this inconsistency, we also apply FAS 5, “Accounting for Contingencies” (“FAS 5”) in the determination of our loss reserves. Specifically, FAS 5 requires the establishment of reserves when it is probable that a liability has been incurred at the reporting date, but only to the extent the loss can be reasonably estimated. We understand that methods of determining non-specific reserves vary within the financial guaranty industry. FASB is considering whether additional accounting guidance is necessary to address the calculation of the reserves in the financial guaranty industry. It is possible that as a result of FASB’s deliberations, the financial guaranty industry, including us, may have to change aspects of its accounting policies in this regard. The FASB’s proposed guidance in the form of an exposure draft is expected to be issued in early 2007. See “—FASB Financial Guaranty Insurance Project” for further explanation of potential changes.

The financial guaranty insurance policies we issue insure scheduled payments of principal and interest due on various types of financial obligations against a payment default on such payments by the issuers of the obligations. Active surveillance of our insured portfolio tracks the performance of insured obligations from period to period. We establish loss and loss adjustment expenses, or LAE, reserves based on surveillance group reports, the latest available industry data, and analysis of historical default and recovery experience for the relevant sectors of the fixed-income market. Together the case reserves and non-specific reserves represent management’s estimate of incurred losses on our non-derivative insured portfolio exposures.

Case specific reserves are reserves created on those obligations identified as currently or likely to be in default, and represent the present value, discounted at the U.S. Treasury Note rate applicable to the term of the underlying insured obligations, of the expected LAE payments, net of estimated recoveries (under salvage, subrogation or other recovery rights). Gross case-specific reserves, net of estimated recoveries, were $20.2 million and $17.7 million as of December 31, 2006 and 2005, respectively. We take into account a number of variables that depend primarily on the nature of the underlying insured obligation when we establish case specific reserves for individual policies. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. The state of the economy, rates of inflation and the salvage values of specific collateral, among other factors, may affect the actual ultimate realized losses for any policy. Currently, we do not believe that changes to these factors would materially change the amount of our case specific loss reserves, with the exception of significant changes in salvage values of specific collateral. However, case specific reserves are regularly reviewed in order to incorporate relevant current facts and circumstances and changes to these factors may in the future materially change the amount of our case specific loss reserves.

Our non-specific reserve was derived from the calculation of expected loss, which we estimate using a Monte Carlo simulation. A Monte Carlo simulation is a technique that is commonly used to estimate the probability of certain mathematical outcomes. It randomly selects values to create scenarios of outcomes and this random selection process is repeated many times to create multiple scenarios. Each time a value is randomly selected, it forms one possible scenario and outcome. Together, these scenarios give a range of possible outcomes, some of which are more probable and some less probable. By definition, the average solution will give the most likely potential outcome. Our risk management team typically runs at least 100,000 trials in order to determine future expected losses. The model uses the current ratings and default frequency (net of recovery) applied to each transaction with outstanding exposure to determine the expected probability distribution of loss. Default frequency and recovery amounts are published periodically by each of the major rating agencies. From the model output, we can estimate a range of expected loss. The amount of non-specific reserve recorded in the financial statements is based on the loss ratio resulting from the calculation of total losses, including past incurred losses and expected future losses divided by premium. For this purpose, premium is defined as ever-to-date written premium as of December 31, 2006 plus future installment premium on closed transactions. This derived loss ratio is applied to total ever-to-date earned premiums as of December 31, 2006. Case specific reserves are subtracted from this amount to arrive at net non-specific reserves. The table below shows our case and non-specific reserves as of December 31, 2006 and 2005.

	2006	2005
	(in thousands)
Case specific reserves	$20,232	$17,672
Non specific reserves	21,881	16,634
Total	$42,113	$34,306

Investment Portfolio.   The primary components of our investment portfolio are the fixed maturity securities of ACA Financial Guaranty, our CDO investments and the investments in the Credit Fund. As per FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) management determines the appropriate classification of these securities at the time of purchase. As of December 31, 2006, all investments in fixed maturity securities except for those related to the Credit Fund were designated as available for sale and were carried at fair value. Unrealized gains and losses for available for sales securities are the difference between fair value and amortized cost included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. As of December 31, 2006, the investments of the Credit Fund were designated as trading securities and were also carried at fair value. Unrealized gains and losses for trading securities are included in net income. The fair values of our securities are based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

FASB Financial Guaranty Insurance Project.   In January and February 2005, the SEC staff discussed with several financial guaranty industry participants the difference in loss reserve recognition practices in the industry. In June 2005, at the request of the SEC, the FASB added a project to their agenda to review and codify accounting standards for financial guaranty insurance contracts as they relate to loss reserving policies and later added a review of accounting policies in the financial guaranty insurance industry as they relate to premium recognition and deferred policy acquisition costs. Proposed guidance is expected to be released in the first half of 2007 with the final guidance expected to be issued later in the year. When the FASB issues final guidance, the financial guaranty insurance industry, including us, may have to change certain aspects of its relevant accounting policies. Until a final standard is released, we cannot predict how the FASB will resolve this issue and the resulting impact on our financial statements. Further, until the issue is resolved, the Company will continue to apply the accounting policies as disclosed in its audited financials statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

Consolidation of Variable Interest Entities (VIEs) and Other Restricted Investments.   From an accounting perspective, funded and partially funded CDOs are deemed to be issued out of VIEs. As such, each time a CDO is formed that includes the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of Financial Interpretation 46R, “Consolidation of Variable Interest Entities” (“FIN 46(R)). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although the VIE is consolidated, we do not have the right to use the assets of the VIE for general operations and the debt liabilities of the VIE are without recourse to any assets other than those of the VIE. Our investment exposure to our CDOs is therefore limited to our equity investment, which is a first loss position of the CDO. In the instances that we own less than 100% of the CDO VIE’s equity, but are the primary beneficiary and thus consolidate the CDO VIE, we establish minority interests for the unowned portion. As of December 31, 2006 and 2005, consolidated liabilities included non-recourse debt from consolidated CDOs of $4,711.8 million and $4,833.2 million, respectively. Also, as of December 31, 2006 and 2005, consolidated assets included investment in fixed maturity securities of $4,536.7 million and $4,810.9 million, respectively, and cash of $265.0 and $125.2 million, respectively, related to CDOs.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on analyses under FIN 46(R), we are not deemed to be the primary beneficiary of these VIEs. As a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITT 99-20”). During 2006, we closed eight CDOs and purchased an equity interest in four. During 2005, we closed five CDOs and purchased equity interests in four of the five CDOs. We were not determined to be the primary beneficiary in any of these CDOs and therefore do not consolidate them.

In May of 2006, we began managing our Credit Fund. The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager. The Credit Fund invests in fixed maturity securities, particularly in the asset-backed sector. The Credit Fund had net assets under management of $25.6 million as of December 31, 2006, of which we owned $17.0 million and third party investors owned the remaining $8.6 million. In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets for the Credit Fund’s third party investors. Although the Credit Fund is consolidated pursuant to the requirements of FIN 46(R), we do not have the right to use the assets for general operations. See “—Results of Operations—Structured Credit.”

Results of Operations

Summary of Consolidated Results

The following describes our consolidated financial results for the years ended December 31, 2006, 2005 and 2004 and our financial condition as of December 31, 2006 and 2005. In order to understand our consolidated financial results, we perform a detailed segment by segment analysis for our lines of business and therefore, to augment the segments discussion, the following consolidated discussion has been prepared to describe (1) revenue and expense items that are allocated to our four lines of business and (2) the results of our lines of business:  Structured Credit, Public Finance, CDO Asset Management and Other.

The accounting policies of our lines of business are the same as those described in the summary of “Critical Accounting Policies and Estimates” above. Our two financial guaranty insurance lines of business, Structured Credit and Public Finance, are presented as separate lines of business. Items not directly attributable are allocated to each operating line of business. Allocated items consist of investment income from ACA Financial Guaranty’s investment portfolio, realized gains and losses on that investment portfolio, interest expense on the corporate debt at the holding company level, all operating expenses, non-CDO related depreciation and amortization expenses and income taxes. Income and expense items that are directly attributable to a business line are recorded as such.

The Company’s consolidated net income for 2006 was $58.7 million, or $1.89 per diluted share, as compared to $28.8 million, or $0.96 per diluted share, in 2005, an increase of $29.9 million. The Company’s consolidated net income for 2005 of $28.8 million, or $0.96 per diluted share, was an increase of $32.6 million compared to the Company’s net loss of $(3.8) million, or $(0.61) per diluted share, in 2004.

The following table summarizes the contribution of each line of business to net consolidated income for the years 2006, 2005 and 2004:

	Structured Credit	Public Finance	CDO Asset Management	Other	Consolidated Total
	(in thousands)
Net income (loss) by line of business
2006	$25,334	$10,652	$21,412	$1,310	$58,708
2005	$10,974	$8,913	$10,459	$(1,586)	$28,760
2004	$2,362	$7,104	$10,556	$(23,811)	$(3,789)

Structured Credit.   Net income increased to $25.3 million in 2006 compared to $11.0 million in 2005 primarily as a result of an increase in the volume of credit swap transactions completed in prior periods and impact of premiums received on current year originations and the full-year effect of premiums originated over the course of 2005. The increase in revenues was partially offset by increased operating expenses attributable to a reallocation of internal resources, effective January 1, 2006, to support the growth in this line of business. The increase in 2005 net income for this line of business compared to 2004 was the result of increased insured credit swap premiums earned partially offset by a decrease in premiums earned on traditional financial guaranty insurance. This decrease in premiums was the result of our shift in focus from traditional financial guaranty insurance to the insurance of credit swaps in this line of business.

Public Finance.   Net income increased to $10.7 million in 2006 compared to $8.9 million in 2005 primarily resulting from a higher level of refunding activity, which accelerates the earnings of up front premiums paid on the refunded transactions, and slightly lower loss and loss adjustment expenses. Premiums earned from refundings were $9.4 million in 2006, compared to $6.6 million in 2005. This increase was partially offset by increased operating expenses. The increase in 2005 net income for this line of business to $8.9 million compared to $7.1 million in 2004 was the result of lower loss and loss adjustment expenses and an increase in premiums earned. The increase in our non-specific reserve was a direct result of the increase in premiums earned and application of our non-specific reserve model, and represents management’s estimate of losses on our insured book of business.

CDO Asset Management.   Net income increased to $21.4 million in 2006 compared to $10.5 million in 2005 primarily as a result of an increase in fee and other income attributable to increased assets under management. In 2006, we increased assets under management by $5.8 billion for a total of $15.7 billion at year end. We also experienced improved returns on our equity investments in various CDOs. These increases were partially offset by increased operating expenses. Also, in 2005, we had greater losses in our insured credit swap and other credit swap revenues when compared to 2006 related to the valuation of these contracts under FAS 133. Unrealized losses in 2006 for these items were $0.5 million in 2006 compared to $4.2 million in 2005. In 2005, we also recognized a realized loss of $3.3 million in other credit swap revenues as a result of a credit event on a single credit swap. Net income was relatively flat when comparing 2005 to 2004, however, the drivers of each year’s results differed. We recognized increased management fees in 2005, while in 2004, we recognized unrealized gains on the valuation of our insured credit swap and other credit swap transaction in the amount of $9.2 million. Assets under management increased to $9.9 billion at year end 2005, compared to $7.8 billion at year end 2004.

Other.   Other represented an immaterial portion of our net income in 2006 and 2005. We recognized large insured losses in 2004 in connection with certain transactions in businesses in which we are no longer active. Specifically, we incurred $20.3 million in losses on manufactured housing securitizations and $21.0 million on industry loss warranty contracts.

Items Allocated to Business Lines

Within our statement of operations, we have income and expense items that are directly attributable to our lines of business and items that are indirectly attributable. Examples of items that are directly attributable to lines of business are gross premiums written, premiums earned, insured credit swap revenue, net realized and unrealized gains, losses on derivatives, losses and loss adjustment expenses and amortization and depreciation related to the consolidation of our CDOs. Certain operating expenses, including those related to personnel and other expenses dedicated to a line of business are allocated to that line of business. Remaining expenses are allocated to lines of business based on time and expense studies conducted annually. Due to its run-off status beginning in 2004, other operating expenses are not allocated to our Other line of business. Items allocated to lines of business include net investment income on the investment portfolio of ACA Financial Guaranty, net realized gains and losses on that portfolio, operating expenses, interest expense related to our corporate debt, depreciation and amortization and income taxes. The net investment income and net realized gains and losses on investments related to our CDO Asset Management and the Credit Fund are considered direct revenues. The following table summarizes the principal items in our consolidated statement of operations that are allocated for purposes of line of business reporting for the years ended December 31, 2006, 2005 and 2004. All other revenue and expense items included in the consolidated statement of operations are directly attributable to a specific line of business.

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Net investment income
Allocated	$24,939	$20,689	$13,090
Direct to Business Lines	313,227	233,902	113,080
Total	$338,166	$254,591	$126,170
Net realized and unrealized losses on investments
Allocated	$(1,059)	$(883)	$(244)
Direct to Business Lines	(2,975)	(1,894)	(6,303)
Total	$(4,034)	$(2,777)	$(6,547)
Other operating expenses
Allocated	$47,143	$34,691	$36,488
Direct to Business Lines	2,293	2,752	2,157
Total	$49,436	$37,443	$38,645
Interest expense
Allocated	$7,218	$5,735	$3,305
Direct to Business Lines	284,539	208,578	97,832
Total	$291,757	$214,313	$101,137

Depreciation and amortization
Allocated	$1,458	$1,467	$1,764
Direct to Business Lines	8,098	7,116	5,171
Total	$9,556	$8,583	$6,935
Provision for income tax expense
Allocated	$33,080	$15,097	$135
Direct to Business Lines	—	—	—
Total	$33,080	$15,097	$135

Net Investment Income.   Allocated net investment income primarily represents the income recognized on the investment portfolio of ACA Financial Guaranty. To a much lesser degree, investment income from other companies within the group is included to the extent it is not directly related to any of the lines of business. Investment income allocated to each line of business is based upon the estimated capital utilized by the line of business which is derived from our rating agency capital adequacy model. For the year ended December 31, 2006, allocated net investment income increased to $24.9 million from $20.7 million for the year ended December 31, 2005. This increase was related to growth in the investment portfolio from $587.1 million at the end of 2005 to $670.6 million at the end of 2006. The growth in the investment portfolio was primarily related to positive cash flows generated by our businesses and, to a lesser extent, from $10 million contributed from the proceeds of our initial public offering. From 2004 to 2005, allocated net investment income increased from $13.1 million to $20.7 million. The vast majority of the increase came from the infusion of equity capital as a result of our recapitalization in 2004 whereby we raised $169.7 million in additional capital.

Net Realized and Unrealized Gains and Losses on Investments.   Allocated net unrealized and realized gains and losses on investments represent those gains and losses incurred on the ACA Financial Guaranty investment portfolio discussed above and are similarly allocated to the lines of business. In 2006, the net realized loss of $(1.1) million was the result of a sector reallocation of bonds within the portfolio, while the loss of $0.9 million in 2005 was primarily related to certain impairments recognized.

Other Operating Expenses.   Allocated other operating expenses is comprised of all costs related to personnel, office leases and expenses, legal, accounting and rating agencies. Allocated other operating expenses does not include expenses related to the consolidation of our CDOs or the Credit Fund. Those expenses are treated as direct expenses of the CDO Asset Management line of business and the Credit Fund, respectively, for this purpose. For the year ended December 31, 2006, allocated other operating expenses increased to $47.1 million from $34.7 million for the year ended December 31, 2005. The increase in expenses was attributable to additional personnel hired to support the businesses as well as in connection with our new status as a public company. We also incurred greater corporate expenses such as legal, insurance, and accounting and auditing related to our public status. Incentive compensation also increased in 2006 due to greater headcount as well as the achievement of performance targets. Finally, we incurred expenses in connection with the opening of our United Kingdom and Singapore offices in 2006. The decline in allocated other operating expenses in 2005 to $34.7 million from $36.5 million in 2004 resulted from a decrease in general corporate overhead, owing to the absence of certain legal, accounting and other costs incurred in 2004 in connection with our recapitalization. This decrease has partially offset by an increase in 2005 of employee compensation, benefits and litigation expenses, on aggregate, of $5.9 million. Employee compensation and benefits increased in 2005 due to an increase in our workforce to support our growing lines of business and an increase in incentive compensation due to the achievement of certain performance targets.

Interest Expense.   Allocated interest expense is related to debt issued out of our holding company. It is allocated to our lines of business based on capitalization of the respective lines of business as described above with respect to net investment income but also provides for the fact that a certain portion of corporate debt was issued in connection with the start-up costs related to our CDO Asset Management business. As a result, this line of business receives an increased allocation for this fact. The increase in allocated interest expense for the three year period from $3.3 million in 2004 to $5.7 million in 2005 and $7.2 million in 2006 was primarily related to the increase in LIBOR since this debt pays interest on a floating rate basis. No new debt was issued in 2005 or 2006, however, an additional $20 million was issued at the end of 2004. This issuance contributed to the increase in allocated interest expense for the 2005 year compared to 2004.

Depreciation and Amortization.   Allocated depreciation and amortization expense is related to furniture and computer equipment, leasehold improvements and any costs deferred in connection with the raising of corporate debt. Such expenses are allocated to line of business similarly to other operating expenses.

Income taxes.   Income taxes are generally allocated to line of business based upon the overall corporate effective tax rate applied to pre-tax income. The increase in income taxes over the three-year period is a direct result of our increased profitability.

Structured Credit

The following table summarizes the operations of our Structured Credit line of business for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
REVENUES
Gross premiums written	$706	$2,638	$4,670
Less premiums ceded	—	—	—
Net premiums written	706	2,638	4,670
(Increase) decrease in unearned premium reserve - net	89	(90)	1,491
Premiums earned	795	2,548	6,161
Net insured credit swap revenue	53,018	20,542	5,617
Net investment income	8,724	828	524
Net realized and unrealized losses on investments	(311)	(35)	(10)
Fee income	825	605	596
Other income	80	27	48
Total revenues	63,131	24,515	12,936
EXPENSES
Other operating expenses	18,393	7,430	8,870
Interest expense	4,060	115	66
Depreciation and amortization	836	235	190
Total expenses	23,289	7,780	9,126
Income of minority interest	(271)	—	—
Income before income taxes	39,571	16,735	3,810
Provision for income tax expense	14,237	5,761	1,448
Net income	$25,334	$10,974	$2,362

Gross Premiums Written.   Gross premiums written within this line of business declined to $0.7 million for the year ended 2006 from $2.6 million for the year ended 2005. This decline occurred because transactions with respect to this line of business have been recently conducted in the form of insured credit swaps. No new traditional insurance contracts were written in 2006 for this line of business and the decline relates to the expiration of contracts that were written in previous years. Our recent trend towards insured credit swap transactions is also evidenced in the 2005 to 2004 comparison of gross premiums written, whereby gross premiums written declined to $2.6 million in 2005 from $4.7 million in 2004.

Premiums Earned.   The change in premiums earned over the three-year period was directly related to the change in gross premiums written described above.

Net Insured Credit Swap Revenue.   Net insured credit swap revenue grew to $53.0 million in 2006 from $20.5 million in 2005 and $5.6 million in 2004. As set forth in the table below, insured credit swap revenue is the sum of premiums earned on our insured credit swap transactions, net realized gains (losses) which may result from time to time result from any termination or credit events related to such transactions and unrealized gains (losses) resulting from the changes in fair value of these transactions. Premiums earned from our insured credit swap transactions increased to $46.2 million in 2006 from $23.1 million in 2005 which was a significant increase from $6.4 million in 2004. The primary reason for the increases was the higher volume of transactions completed resulting from increases in available credit from existing counterparties and the addition of new counterparties, and the annual revenues from business written in 2006 compared to 2005 and in 2005 compared to 2004. Notional credit exposure increased to $39.4 billion at December 31, 2006 from $14.6 billion and $4.7 billion as of December 31, 2005 and 2004, respectively.

As reflected in unrealized gains (losses), a net narrowing of credit spreads caused valuation gains on insured credit swaps of $4.8 million in 2006 while the net widening of spreads caused net valuation losses of $(2.5) million in 2005 and $(0.8) million in 2004. Additionally, we realized gains of approximately $2.0 million in 2006 as a result of the termination of three insured credit swap transactions. No termination gains or losses were recognized in 2005 or 2004.

The following table shows the components of net insured credit swap revenue for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Insured credit swap premiums earned	$46,163	$23,130	$6,444
Unrealized gains (losses) on insured credit swaps	4,846	(2,588)	(827)
Realized gains on insured credit swaps	2,009	—	—
Net insured credit swap revenue	$53,018	$20,542	$5,617

Net Investment Income.   Net investment income was $8.7 million in 2006 compared to $0.8 million in 2005 and $0.5 million in 2004. Of the total net investment income of $8.7 million in 2006, $5.7 million related to the Credit Fund and $3.0 million related to allocated investment income. In 2005 and 2004, allocated investment income was $0.8 million and $0.5 million, respectively. Allocated investment income increased in 2006 due to growth within the overall ACA Financial Guaranty investment portfolio described in “—Results of Operations—Summary of Consolidated Results” above and due to an increase in the allocation percentage that we assigned to this line of business. The allocation increased in 2006 given the volume of business transacted. The following table shows the components of net investment income for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Investment income from Credit Fund	$5,731	$—	$—
Allocated investment income	2,993	828	524
Total investment income	$8,724	$828	$524

The Credit Fund had net assets under management of $25.6 million as of December 31, 2006. ACA Financial Products, Inc., one of our wholly-owned indirect subsidiaries, owned $17.0 million of the equity of the Credit Fund. The remaining $8.6 million was owned by third party investors. In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets of the fund for third parties. As of December 31, 2006, the Credit Fund had total assets of $264.6 million, including investments in fixed-maturity securities trading of $251.8 million and securities purchased under agreements to resell of $10.2 million, and total liabilities and minority interest of $247.7 million, including securities sold under agreements to repurchase of $232.2 million and payable for securities purchased of $5.0 million, all of which are included on our consolidated balance sheet.

Net Realized and Unrealized Gains (Losses) on Investments.   Net realized gains (losses) are derived from our investment in the Credit Fund as well as allocated amounts related to ACA Financial Guaranty’s investment portfolio. The following table shows the components of net realized (losses) for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net unrealized and realized losses from Credit Fund	$(127)	$—	$—
Allocated net realized losses	(184)	(35)	(10)
Net realized and unrealized losses on investments	$(311)	$(35)	$(10)

Other Operating Expenses.   Other operating expenses increased to $18.4 million in 2006 from $7.4 million in 2005 and $8.9 million in 2004. The increase in 2006 compared to 2005 was in part related to the allocation of additional personnel related to the credit function in 2006 to this line of business in connection with its growth in transaction volume. Additionally, higher allocated costs related to our newly acquired status as a public company in 2006 and increased headcount in support of the insured credit swap portion of this line of business contributed to the growth in expenses. The decrease from $8.9 million in 2004 to $7.4 million in 2005 was related to the absence of expenses resulting from the negative ratings actions experienced by ACA Financial Guaranty in 2004 and the resulting reorganization, which did not recur in 2005.

Interest Expense.   Interest expense results from debt costs at the Credit Fund as well as allocated interest costs associated with corporate debt at our holding company. The Credit Fund finances its asset purchases in part through the use of security repurchase agreements. Total interest expense related to the

Credit Fund in 2006 was $3.7 million. Allocated interest expense totaled $0.4 million in 2006, $0.1 million in 2005 and $0.1 million in 2004.

(Income) Loss of Minority Interest.   (Income) loss of minority interest is related to our investment in the Credit Fund. While we consolidated the fund in 2006, we are not the sole equity investor in the fund. (Income) related to the portion of the Credit Fund not owned by us in 2006 was $(0.3) million.

Public Finance

The following table summarizes the operations of our Public Finance line of business for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
REVENUES
Gross premiums written	$29,711	$34,230	$26,311
Less premiums ceded	(505)	647	3,469
Net premiums written	29,206	34,877	29,780
Increase in unearned premium reserve - net	(2,972)	(10,988)	(15,850)
Premiums earned	26,234	23,889	13,930
Net insured credit swap revenue	477	13	—
Net investment income	16,210	13,862	8,770
Net realized and unrealized losses on investments	(688)	(591)	(163)
Fee income	213	225	272
Other income	337	82	3,785
Total revenues	42,783	37,480	26,594
EXPENSES
Loss and loss adjustment expenses	6,461	7,459	4,310
Policy acquisition costs	8,236	6,970	2,238
Other operating expenses	8,830	7,201	7,148
Interest expense	1,732	1,663	958
Depreciation and amortization	808	596	482
Total expenses	26,067	23,889	15,136
(Income) loss of minority interest	—	—	—
Income before income taxes	16,716	13,591	11,458
Provision for income tax expense	6,064	4,678	4,354
Net income	$10,652	$8,913	$7,104

Gross Premiums Written.   Public Finance gross premiums written totaled $29.7 million in 2006, $34.2 million in 2005 and $26.3 million in 2004. The decline in 2006 compared to 2005 was related to the tightening of credit spreads in our target market, which is the low investment grade and high non-investment grade segment of the municipal bond market. These spreads were at historically tight levels through much of the year, and which, in order to meet our risk-adjusted return expectations, caused us to be highly selective in our underwriting decisions. Because we are a net retainer of the risks we underwrite, gross premiums written approximates net premiums written. The growth of $7.9 million of gross premiums written in 2005 compared to 2004 was driven by increased market acceptance of our insurance product in our target markets due to the completion of our recapitalization following the negative ratings actions in 2004.

Premiums Earned.   Premiums earned were $26.2 million in 2006, $23.9 million in 2005 and $13.9 million in 2004. Premiums earned from refundings were $9.4 million in 2006, $6.6 million in 2005 and $1.8 million in 2004. Essentially, premiums earned before refundings was flat when comparing 2006 to 2005 at approximately $17 million. The increase in premiums earned excluding refundings in 2005 compared to 2004 was due to the increase in recognition of premiums earned in respect of premiums written in 2004.

Net Insured Credit Swap Revenue.   Net insured credit swap revenue was $0.5 million in 2006 and $13 thousand in 2005. We closed two transactions in the Public Finance line of business that were in the form of insured credit swaps, one in 2006 and the other in 2005. Because these transactions are in the form of insured credit swaps, they are marked to market. The unrealized gain or loss resulting from the fair valuation of these transactions is included in net insured credit swap revenue. An unrealized loss of $0.6 million was included in insured credit swap revenue in 2006. In 2005, the valuation was estimated at $0. We had no credit swaps in 2004.

Net Investment Income.   Net investment income totaled $16.2 million in 2006, $13.9 million in 2005 and $8.8 million in 2004. The entire amount of net investment income for the Public Finance line of business is derived from the allocation of investment income from ACA Financial Guaranty’s investment portfolio. The increases in investment income are related to the growth in the ACA Financial Guaranty investment portfolio.

Net Realized Gains (Losses) on Investments.   Net realized gains (losses) are derived entirely from allocated amounts.

Other Income.   In 2004, we recognized other income of approximately $3.7 million in connection with the one-time termination of our soft capital facility.

Provision for Loss and Loss Adjustment Expenses.   The provision for loss and loss adjustment expenses was $6.5 million in 2006, $7.5 million in 2005 and $4.3 million in 2004. This provision includes amounts for case specific and loss adjustment expenses as well as non-specific reserves. The following table shows the components of the provision for loss and loss adjustment expenses for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Incurred Losses Related To
Case specific and LAE reserves	$1,214	$1,147	$2,361
Non-specific reserves	5,247	6,312	1,949
Total provision for loss and loss adjustment expenses	$6,461	$7,459	$4,310

In 2006 and 2005, the case specific reserve amounts were fairly equivalent and vast majority of the case specific activity was related to loss adjustment expense reserves established for certain insured credits that were in varying stages of work-out. In 2004, the provision for case specific reserves included the re-assumption of a previously ceded case reserve on a single municipal credit in the amount of $1.2 million, as well as additional loss development of $1.2 million on that insured credit. Non-specific reserves are based on the application of our reserving model and take into account transactional characteristics such as rating, sector and assumed recoveries. The increase in non-specific reserves was a result of the increase in premiums earned and application of our non-specific reserve model.

Net Policy Acquisition Costs.   Net policy acquisition costs totaled $8.2 million in 2006, $7.0 million in 2005 and $2.2 million in 2004. Generally, such costs vary in accordance with the changes in premiums earned during each period. The increases from 2004 to 2005 and 2005 to 2006 were consistent with the increases in Public Finance premiums earned and the amortization of deferred expenses.

Other Operating Expenses.   Other operating expenses were $8.8 million in 2006, $7.2 million in 2005 and $7.1 million in 2004. These costs are non-policy acquisition related costs and are allocated. The increase of $1.6 million in 2006 was primarily related to increased head count to support the business as well as costs associated with our new status as a public company.

Interest Expense.   Interest expense was $1.7 million in 2006, $1.7 million in 2005 and $1.0 million in 2004. Interest expense results from the allocated interest cost associated with corporate debt at our holding company.

CDO Asset Management

The following table summarizes the operations of our CDO Asset Management line of business for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
REVENUES
Net insured credit swap revenue	$4,107	$1,016	$10,401
Net investment income	309,430	236,591	114,782
Net realized and unrealized losses on investments	(2,876)	(2,010)	(6,335)
Net realized and unrealized gains on derivative instruments	8,559	8,410	6,520
Other net credit swap revenue	10,106	4,157	10,990
Fee income	23,457	10,280	5,184
Other income	105	71	—
Total revenues	352,888	258,515	141,542
EXPENSES
Other operating expenses	22,178	19,049	18,910
Interest expense	285,604	212,134	99,882
Depreciation and amortization	7,912	7,674	6,200
Total expenses	315,694	238,857	124,992
(Income) loss of minority interest	(3,767)	(3,708)	476
Income before income taxes	33,427	15,950	17,026
Provision for income tax expense (benefit)	12,015	5,491	6,470
Net income	$21,412	$10,459	$10,556
CDO assets under management (end of year, in millions)	$15,664	$9,907	$7,798

Net Insured Credit Swap Revenue.   Net insured credit swap revenue was $4.1 million in 2006, $1.0 million in 2005 and $10.4 million in 2004. As set forth in the table below, net insured credit swap revenue is the sum of premiums earned, net realized gains (losses), which may result from time to time result from any termination or credit events related to such transactions and unrealized gains (losses) resulting from the changes in fair value of these transactions. We receive insured credit swap premiums from two synthetic CDOs we closed in 2003 and 2002 in which our insurance subsidiary, ACA Financial Guaranty, insured the equity tranche of each CDO. Because these were the only two transactions generating insured credit swap premiums in the three year period, the year over year variances were relatively minor.   The following table shows the components of net insured credit swap revenue for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Insured credit swap premiums earned	$4,392	$4,091	$3,414
Unrealized gains (losses) on insured credit swaps	(285)	(3,075)	6,987
Realized gains (losses) on insured credit swaps	—	—	—
Net insured credit swap revenue	$4,107	$1,016	$10,401

As reflected in unrealized gains (losses), generally wide credit spreads caused valuation losses with respect to the two synthetic CDOs described above in both 2006 and 2005 of $(0.3) million and $(3.1) million, respectively. In 2004, the opposite was true, as tightening credit spreads caused valuation gains of $7.0 million. The valuation or unrealized losses in 2006 and 2005 were also related to the fact that these transactions are in a net valuation gain position and as they approach maturity, those unrealized gains reverse, resulting in unrealized losses. Both transactions will expire by mid-2008.

Net Investment Income.   Net investment income was $309.4 million in 2006, $236.6 million in 2005, and $114.8 million in 2004. Net investment income includes income from assets of our consolidated CDO portfolios as well as allocated investment from ACA Financial Guaranty’s investment portfolio. No new consolidated CDOs were added in 2006 or 2005, however two were added in 2004. The portion of net investment income related to our consolidated CDO portfolio was $307.4 million in 2006, $233.9 million in 2005 and $113.1 million in 2004. The increase in net investment income from 2004 to 2005 and 2005 to 2006 was principally related to the increase in short-term rates, namely one and three month LIBOR. Additionally in 2005, we benefited from the full year effect of interest income related to the two consolidated CDOs that were added in 2004. The portion of net investment income from ACA Financial Guaranty’s investment portfolio allocated to the CDO Asset Management line of business was $2.0 million in 2006, $2.7 million in 2005 and $1.7 million in 2004. The decline from 2005 to 2006 was related to a decrease of the allocation percentage assigned to this line of business in 2006. The decrease was due to the reduced amount of estimated capital utilized by the CDO Asset Management line of business, which resulted principally from the reduced size of our equity investments in CDOs closed beginning in 2005.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Investment Income from Consolidated CDOs	$307,435	$233,901	$113,080
Allocated net investment income	1,995	2,690	1,702
Total net investment income	$309,430	$236,591	$114,782

Net Realized and Unrealized Gains (Losses) on Investments.   Net realized gains (losses) are derived from our consolidated CDOs as well as allocated amounts. There are no unrealized gains or losses on investments for this line of business. The following table shows the components of net realized gains (losses) for 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net realized losses from CDOs	$(2,792)	$(1,894)	$(6,393)
Allocated net realized gains (losses)	(84)	(116)	58
Net realized and unrealized losses on investments	$(2,876)	$(2,010)	$(6,335)

Net realized gains (losses) from CDOs include losses from other than temporary impairments, or OTTI, in the amounts of $3.0 million in 2006, $1.9 million in 2005 and $6.9 million in 2004. OTTI is recognized when the fair value of investments in fixed maturity securities is reported below amortized cost for stated periods of time. In the case of asset-backed securities, of which the vast majority of our CDO portfolio is comprised, the market value decline is also coupled with a decline in future expected cash flows. OTTI write-downs in the three-year period were associated with certain mortgage-backed securities which experienced declines in value and projected cash flows.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments.   The following table illustrates the type of derivative instruments reported in this line item:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Interest rate swaps	$8,770	$8,730	$8,736
Interest rate caps	(306)	(320)	(975)
Trading derivatives	95	—	—
Warehouse facilities (realized and unrealized)	—	—	(1,241)
Total net realized and unrealized gains on derivative instruments	$8,559	$8,410	$6,520

The most significant derivative instruments reported in this line item are interest rate swaps that are included in our consolidated CDOs. We have four such swaps and we pay fixed amounts and receive floating amounts based on three month LIBOR and pre-determined notional schedules. Unrealized valuation gains have been recognized on these four swaps as a result of a steady increase in short-term interest rates over the three year period. Interest rate caps are also used within consolidated CDOs to manage interest rate risk and have conversely generated unrealized losses over the three year period. We also recognized an unrealized gain in the amount of $95 thousand related to a small leveraged loan trading program that began in December 2006 that is structured in the form of a total return swap. Changes in the values of the underlying leveraged loans represent unrealized gains or losses to us until such time that the loans may be sold. Warehouse facility losses were recognized in 2004 in connection with two consolidated CDOs. Unrealized and realized gains associated with the warehouse or ramp up phase of the two CDOs which are consolidated in our financial statements were recognized in 2004. Subsequent to 2004, we have not been determined to be the primary beneficiary of our CDOs, thus no warehouse unrealized or realized gains (losses) were recognized.

Other Net Credit Swap Revenue.   Other net credit swap revenue was $10.1 million in 2006, $4.2 million in 2005 and $11.0 million in 2004. As set forth in the table below, other net credit swap revenue is the sum of credit swap fees earned, net realized gains (losses) which may result from time to time result from any termination of such transactions and any credit events and unrealized gains (losses) resulting from the changes in fair value of these transactions. The vast majority of this revenue was credit swap fees from a partially funded consolidated synthetic CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. Also included as revenue in 2006 is an amount of $3.1 million of distributions to us as equity holder of two synthetic CDOs. In 2005, such distributions amounted to $1.4 million. No such distributions were received in 2004. The following table shows the components of other net credit swap revenue for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Credit swap fees	$10,286	$8,623	$8,829
Realized losses on credit swaps	—	(3,295)	—
Unrealized gains (losses) on credit swaps	(180)	(1,171)	2,161
Total other net credit swap revenue	$10,106	$4,157	$10,990

In 2005, we incurred a realized loss in the amount of $3.3 million. This realized loss was in connection with a single credit swap included in our partially funded CDS CDO. Net unrealized losses related to changes in value were recorded in 2006 and 2005, while valuation or unrealized gains were recorded in 2004. These unrealized gains and losses were related to the then credit spread environment.

We have exposure to certain classes of residential mortgaged backed securities, or RMBS, through equity we own in our CDOs. In particular, we have equity exposure of $55.7 million to RMBS backed by subprime mortgages originated in 2006 in four of our mezzanine asset-backed CDOs that invest in RMBS rated below A-/A3. In December 2006, we made the decision to purchase credit protection in the form of two credit swaps referencing representative market indices to moderate impairments in that 2006 vintage subprime residential mortgage exposure. We did this in light of the recent negative developments that we have noted in this asset class. Specifically, the relaxed underwriting standards of certain sub-prime originators in 2006 have led to significantly higher early stage delinquencies. Market participants have speculated that these RMBS may ultimately represent the worst performing sub-prime bonds on record to date. While we have no current impairments in the 2006 vintage sub-prime bonds contained in the CDOs in which we have equity exposure, in light of the uncertainty in the market around this vintage of RMBS, we determined it prudent to purchase the credit swaps. The aggregate notional amount of credit protection purchased was $37 million. The annual expense for the protection will be approximately $0.9 million for future years, recorded in other net credit swap revenue. Additionally, we have equity exposure of $35.5 million to two CDOs which invest in RMBS rated at or above A-/A3.

Fee Income.   Fee income is principally related to quarterly management fees, warehouse fees and structuring fees received in connection with our unconsolidated CDOs. Total fee income for CDO Asset Management was $23.5 million in 2006, $10.3 million in 2005 and $5.2 million in 2004. The increase was the result of increased assets under management which grew to $15.7 billion at December 31, 2006 from $9.9 billion at December 31, 2005 and $7.8 billion at December 31, 2004. We also received increased warehouse fees in 2006, compared to 2005 and 2004. The increase was principally due to the larger size of the transactions closed during 2006. In general, structuring fees and to some extent warehousing fees are highly negotiated and vary from transaction to transaction. The change in structuring fees is attributable to these negotiations. The following table shows the components of fee income for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Asset management fees	$15,971	$6,051	$3,021
Warehousing fees	5,004	2,408	1,434
Structuring fees	2,482	1,821	729
Total fee income	$23,457	$10,280	$5,184

Other Operating Expenses.   Other operating expenses totaled $22.2 million in 2006, $19.0 million in 2005 and $18.9 million in 2004. Other operating expenses is made up of direct expenses of consolidated CDOs and includes items such as ongoing rating agency fees, trustee fees, accounting fees and other direct expenses related to the maintenance of the CDO. Also included in other operating expenses are allocated expenses. The following table shows the components of other operating expenses for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Direct operating expenses	$2,117	$2,752	$2,160
Allocated operating expenses	20,061	16,297	16,750
Total operating expenses	$22,178	$19,049	$18,910

The 2006 increase compared to 2005 in allocated expenses was related to two principal items. First, our new status as a publicly traded company in 2006 caused an increase in certain corporate expenses.  Additionally, we incurred expenses for our newly established office in the United Kingdom. This office was established in connection with the expansion of our asset management business in Europe. Other operating expenses were relatively flat between 2005 and 2004.

Interest Expense.   Interest expense totaled $285.6 million in 2006, $212.1 million in 2005 and $99.9 million in 2004. Interest expense is made up of the allocated portion of interest expense on corporate debt issued by our holding company, debt issued in connection with the purchase of certain of our CDO equity positions (CDO debt: operating) and debt issued by our consolidated CDOs (CDO debt: non-recourse). The following table shows the components of interest expense for 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Interest expense
Corporate debt	$4,764	$3,556	$2,050
CDO debt: operating	7,513	5,855	3,802
CDO debt: non-recourse	273,327	202,723	94,030
Total interest expense	$285,604	$212,134	$99,882

All outstanding debt pays interest based on a floating rate above one or three month LIBOR. The increase in interest expense was primarily related to the rise in LIBOR over the three year period. No new debt was issued in 2006. Interest expense was $212.1 million in 2005 compared with $99.9 million in 2004, an increase of $112.2 million. This increase was a result of the full year effect of payments on consolidated CDO liabilities added in the fourth quarter of 2004 and the impact of rising short-term interest rates over the course of 2005. Interest expense also included interest expense on debt incurred to finance our CDO equity investments. We had $116.2 million of debt related to the financing of CDO equity and the allocation of interest payments in 2005 on debt issued to four trust preferred vehicles, and in 2004 on three of these trust preferred vehicles.

Depreciation and Amortization.   Depreciation and amortization totaled $7.9 million in 2006, $7.7 million in 2005 and $6.2 million in 2004. Depreciation and amortization is comprised of the recognition of costs deferred in connection with our consolidated CDOs as well as allocated amounts. Depreciation and amortization related to consolidated CDOs totaled $7.3 million in 2006, $7.0 million in 2005 and $5.1 million in 2004. The increase in depreciation and amortization expenses for 2005 compared with 2004 was primarily the result of the full year of expense amortization related to the capitalized debt issuance costs of two consolidated CDOs closed in 2004.

(Income) Loss from Minority Interest.   (Income) from minority interest totaled $(3.8) million in 2006, $(3.7) million in 2005 and $0.5 million in 2004. (Income) loss from minority income results from the fact that we consolidate two CDOs in which we own less than 100% of the equity. Minority interest reflected in the statement of operations represents the share of the (income) or loss of the CDO that represents the third party equity ownership. In 2006 and 2005, the two CDOs recognized net income and as a result we recorded minority interest (income) to reduce our net income. Conversely, in 2004, on a net basis, the two CDOs recorded a loss due to the termination of their associated warehouse facilities at a time when the valuation of the assets were less than the acquisition costs of such assets. As a result, we recorded minority interest loss in 2004 which increased our net income.

CDO Asset Management—Supplementary Information

Consolidation of VIEs.   From an accounting perspective, funded and partially funded CDOs are deemed to be issued out of Variable Interest Entities (VIEs). As such, each time a CDO is formed through the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of FIN 46(R). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although these VIEs are consolidated, we do not have the right to use the assets of the VIEs for general operations and the debt liabilities of the VIEs are without recourse to any assets other than those of the VIEs. Our investment exposure to our CDOs is therefore limited to our retained equity, which is the first loss position of the CDO. In the transactions in which we own less than 100% of the CDO VIE’s equity, but are deemed to be the primary beneficiary and thus consolidate the CDO VIE, we establish minority interests for the portion not owned. Total non-recourse debt of the CDOs included on our balance sheet at December 31, 2006 and 2005 were $4.7 billion and $4.8 billion, respectively. Fixed maturity securities, a guaranteed investment contract and cash related to consolidated CDOs included on our balance sheet at December 31, 2006 and 2005 were $5.0 billion and $5.1 billion, respectively.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on our analysis of FIN 46(R) we are not deemed to be the primary beneficiary and, as a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and EITF 99-20. During 2005 and 2006, we closed thirteen CDOs and purchased equity interests in eight. The fair value of our total investment in unconsolidated CDOs at December 31, 2006 was $23.8 million, not including synthetic CDOs in which we take derivative exposure but make no investment. We do not anticipate consolidating new CDOs in the future given our intention to buy minority portions.

CDOs can be issued in funded, unfunded or partially funded form. Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities synthetically (i.e., assets and liabilities are in derivative form). Partially funded CDOs are a combination of these two forms. From an accounting perspective, funded and partially funded CDOs are deemed issued out of VIEs.

The following table summarizes our outstanding CDO transactions as of December 31, 2006:

CDO name	Year Deal Closed	Transaction Type	Collateral Type(1)	Current AUM		Consolidated	Original Investment in Retained Equity	Retained Equity %	First Optional Call Date(2)	Maturity Date
				(in millions)			(in millions)
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$224		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	403		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,485		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	411		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,496		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	433		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	418		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,487		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	748		No	1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	745		No	3.5	11	1/2011	1/2047
Total Asset-Backed CDOs				11,325			132.4
Corporate Credit CDOs:
ACA CDS 2001-1	2002	Unfunded	Investment Grade	975		No	22.5	100	N/A	4/2007
ACA CDS 2002-1	2002	Partially funded	Investment Grade	955		Yes	22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Unfunded	Investment Grade	990		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	66	(3)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	66	(3)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	347	(4)	No	—	—	N/A	9/2016
Total Corporate Credit CDOs				3,399			69.5
Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	340		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	300		No	2.2	10	1/2011	1/2021
Total Leveraged Loan CDOs				940			7.2
Total				$15,664			$209.1

(1)                Investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)                Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders on a specific date as negotiated, which is referred to as the First Optional Call Date.

(3)                Argon 49 and Argon 57 are denominated in Euros. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on December 31, 2006.

(4)                Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen. For purposes of this chart, we have converted this amount to U.S. dollars at the prevailing currency exchange rates on December 31, 2006.

Accounting for a Consolidated CDO as Compared to an Unconsolidated CDO.   When we consolidate a typical funded CDO, for accounting purposes, the CDO issuing vehicle is treated essentially as our wholly owned operating subsidiary. “Funded” means that at the CDO’s closing, it issues liabilities in the form of debt and equity and the assets are purchased out of a warehouse facility with the proceeds from the issuance. The following shows the balance sheet impact of consolidating a hypothetical $400 million asset-backed CDO at the closing date, assuming we purchase the entire equity position of $20 million for cash:

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

(1)          The purchaser of the equity. For illustration purposes we assume the purchase of equity is made with cash, although we sometimes finance our purchases of equity.

(2)          The entity that earns management fees.

For purposes of this hypothetical CDO, we assume we do not earn warehouse or structuring fees, which we do on a number of our CDOs. This example also excludes the effects of any mark to market adjustments on derivatives contained within the CDO vehicle. Following the closing of this hypothetical CDO, we record the activity of the CDO on our assets and liabilities, as well as ongoing expenses of the CDO as follows, assuming one year has passed and we have realized a 10% return on our $20 million equity position and earned management fees of $1.8 million:

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

(1)          Based on a hypothetical investment rate of 6.83%.

(2)          Based on a hypothetical liability cost of 5.70%.

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

Conversely, if we were to close the same hypothetical CDO, but only purchase 10% of the equity, we would not be deemed the primary beneficiary and therefore would not consolidate. Our balance sheet on the date of closing would then include the following:

At Closing
(in thousands)
Cash	$(2,000)
Fixed maturity securities	2,000
Total assets	—
Total liabilities	—
Equity	—
Total liabilities and equity	—

After one year, assuming the same return rates as in the consolidated example above but began having only purchased 10% of the equity, our statement of operations would include the following from this CDO:

After One Year
(in thousands)
Fee income	$1,800
Investment income	200 (1)
Total revenues	2,000
Total expenses	—
Pre-tax income	$2,000

(1)          This represents a 10% return on our equity position.

We would view the component parts of this CDO as follows:

After One Year
(in thousands)
Management fees	$1,800
Equity return	200
Total revenues	2,000
Total expenses	—
Pre-tax income	$2,000

Management evaluates the revenue generation of our CDO Asset Management line of business on an unconsolidated basis as an alternative measure since management believes it is important to evaluate the revenue associated with each aspect of the business that relates to our investment or our contractual rights to payment and exclude those revenues that relate to other investors’ economic rights.

The table below sets forth the economic impact of our CDOs assuming all CDOs were unconsolidated for 2006, 2005 and 2004. Investors should neither place undue reliance on this presentation nor use it as a substitute for our segment financial statements which are prepared in accordance with U.S. GAAP. This presentation should be utilized only as a supplemental measure of financial performance in evaluating our CDO Asset Management line of business.

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except where otherwise noted)
Assets under management (in millions)	$15,664	$9,907	$7,798
Management and other fees(1)	28,850	19,729	14,143
Warehouse and structuring fees(2)	6,616	3,161	2,135
Equity returns(3)	21,431	12,885	5,487
CDO Asset Management revenue, unconsolidated basis	$56,897	$35,775	$21,765
Reconciliation to CDO Asset Management pre-tax income:
CDO Asset Management revenue, unconsolidated basis	$56,897	$35,775	$21,765
Net realized and unrealized gains (losses) on CDO related derivatives(4)	8,000	4,164	15,668
Allocated investment income(5)	1,995	2,690	1,702
Allocated expenses(5)(5a)	(20,061)	(16,297)	(16,750)
Allocated interest expenses(5)(5b)	(4,764)	(3,556)	(2,050)
Allocated depreciation(5)(5c)	(633)	(636)	(1,076)
Allocated realized gains (losses)(5)(5d)	(85)	(115)	58
Interest expense—operating(6)	(7,513)	(5,855)	(3,802)
Minority interest (mark to market portion)(7)	(772)	(468)	1,200
Other	363	248	311
Total CDO Asset Management pre-tax income-U.S. GAAP	$33,427	$15,950	$17,026

(1)          Represents the sum of management fees for all CDOs paid by CDO entities to ACA Management, whether the CDO is consolidated or unconsolidated. For CDOs that we consolidate, management fees are eliminated from our consolidated financial statements under U.S. GAAP.

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

(5)          Represents adjustments for the investment income and expenses which are allocated to the CDO Asset Management line of business but do not relate to the direct economics of our managed CDOs.

(5a)    Direct expenses of our consolidated CDOs are included above as a reduction of our equity return and include items such as ongoing rating agency CDO expenses, trustee fees, accounting fees, etc. Direct expenses equal total segment expense less allocated amounts. Direct CDO expenses were $2.1 million in 2006, $2.7 million in 2005 and $2.1 million in 2004. When we consider the results related to our managed CDOs, allocated expenses are excluded and must be added back in order to reconcile to segment based income before taxes.

(5b)   Represents a portion of our corporate debt interest expense allocated to this line of business. This allocated interest expense, combined with CDO debt-operating and CDO debt-non-recourse, equals total segment interest expense.

(5c)    Represents a portion of corporate depreciation and amortization expense allocated to this line of business. Direct amortization of debt issuance costs of consolidated CDOs is included above as a reduction of equity returns (see note 3 above) and totaled $7.3 million in 2006, $7.0 million in 2005 and $5.1 million in 2004.

(5d)   Represents a portion of our corporate realized (losses) gains allocated to this line of business. Direct realized losses including impairments were $2.8 million in 2006, $1.8 million in 2005 and $6.4 million in 2004. These direct realized losses are included above as a reduction of our equity return.

(6)          Represents interest expense incurred in connection with the financing of our equity purchases. We view these costs as indirect costs of our CDO Asset Management business and exclude them when we consider direct results of this line of business. Therefore, management subtracts them to arrive at segment income before taxes.

(7)          Represents the minority interest portion of net unrealized gains (losses) on derivatives for two consolidated CDOs in which we own less than 100% of the equity. We exclude this item when we examine the results related to our managed CDOs.

CDO Structures and Related Revenue Recognition

The impact of a CDO on our financial statements depends on the structure of the CDO (fully funded, partially funded or unfunded), whether or not the CDO is consolidated and the nature of the underlying assets and liabilities.

Fully funded CDOs contain investments in interest bearing financial assets such as fixed maturity securities or guaranteed investment contracts. We have six fully funded consolidated CDOs and one partially funded consolidated CDO. The assets and liabilities of these CDOs are included on our balance sheets. The income generated by the investments is reflected in net investment income in the consolidated statements of operations. The debt liabilities issued in the form of notes pay interest that is included in interest expense in the consolidated statements of operations. A management fee is paid by the CDO to ACA Management but is eliminated in consolidation. Our return on our equity investment is the net of the CDO’s revenues (interest income) and expenses, including the management fee paid to ACA Management.

Partially funded synthetic, or CDS, CDOs sell credit protection on referenced assets by entering into credit swaps with various protection buyers in the market. The CDO also issues securities, both liabilities and equity, in order to use the proceeds from the sale of these securities to collateralize the CDO’s obligations under its credit swaps, except with respect to the most senior tranche of the CDO’s credit exposure, in connection with which a partially funded CDO typically purchases credit protection rather than issuing funded liability securities. The proceeds of the securities issued by the partially funded CDO are invested in a guaranteed investment contract, or GIC. We consolidate one partially funded CDS CDO. From this consolidated CDO, we consolidate investment income, relating to the return on the GIC, and interest expense in connection with the liability securities issued by the CDO. We also consolidate derivative income relating to net revenues from the fixed fees payable to the CDO under the terms of the credit swaps pursuant to which the CDS CDO sold credit protection on referenced assets and the fixed fees payable by the CDO on the credit protection that it purchased. This income is reflected in the consolidated statements of operations as other net credit swap revenue. This income is used to pay the interest on the liabilities of the CDO and other expenses of the CDO, including the management fee. Similar to the fully funded and consolidated CDOs, all management fees in this partially funded CDS CDO are paid to ACA Management, but eliminated in consolidation. Our return on our equity investment is the net of the CDO’s revenues (interest income and other credit swap income) and the CDO’s expenses, including the management fee paid to ACA Management.

For funded and partially funded unconsolidated CDOs, we reflect management fees and investment income in our consolidated statements of operations. As of December 31, 2006, we have 12 funded and partially funded CDOs that are not consolidated. In these instances, the investment income recorded is only on the equity investment made by us as compared to all of the assets in a consolidated CDO. Partially funded, unconsolidated CDOs in which we invest in the funded equity securities are reflected in our financial statements in the same way as funded unconsolidated CDOs.

We originated a fully synthetic, or unfunded, CDS CDO in each of 2002 and 2003. In these transactions, we act as asset manager, and, through ACA Financial Guaranty, insure the equity or first loss position of the CDO. No variable interest entities, or VIEs, exist in these structures; rather, the sponsoring investment bank acts as the counterparty to the various credit swaps that constitute the assets and liabilities of the synthetic CDO. CDOs that do not use VIEs are not subject to consolidation under FIN 46(R). For our various roles in the unfunded CDS CDOs, we receive structuring fees, management fees, premium and residual equity returns. On our consolidated statements of operations, these revenues are reflected as fee income, net insured credit swap revenue and other net credit swap revenue. Net insured credit swap revenue also includes the changes in fair value of the related credit swaps. Our combined equity position in our two unfunded CDS CDOs, which is the aggregate notional balance of our credit swaps insuring the equity tranches of these two CDOs, was $47.5 million at December 31, 2006 and 2005.

In certain funded CDOs, we issued liabilities in the form of notes in order to fund our equity purchases. These borrowings were accomplished through the issuance of non-recourse notes by our subsidiaries. These notes are insured as to the repayment of principal and interest by ACA Financial Guaranty. The premium on the policy insuring the notes payable to ACA Financial Guaranty is payable by our subsidiary that invested in the preferred shares. These subsidiaries and ACA Financial Guaranty are wholly owned by us and therefore this inter-company premium eliminates in consolidation.

In structuring our CDOs, we collaborate with sponsoring investment banks to develop the type of CDO, either fully funded, partially funded or unfunded, to meet the demand of market participants. At any given time, different types of CDOs may be attractive to different potential investors. Whether a CDO is consolidated is a function of the amount of our equity position in the CDO and the related accounting rules. See “—CDO Asset Management—Supplementary Information-Consolidation of VIEs.” Whether or not a CDO will be consolidated onto our financial statements is not a factor that we consider in determining the types of CDOs that we agree to manage.

While in early transactions we either invested in or sold credit protection through insured credit swaps on 100% of the equity tranches of our CDOs, and therefore consolidate those CDOs (to the extent the accounting rules require such consolidation), beginning in 2005 we have been able to assume reduced amounts of equity in the CDOs that we manage and therefore have not been consolidating CDOs originated since that time. We do not anticipate consolidating new CDOs in the future.

We may experience increased volatility in our financial statements which is not related to the underlying economic value of our investment in these CDOs because we consolidate VIEs where we are the primary beneficiary. This may make the evaluation of our financial statements more difficult. Our investment exposure to our CDOs is limited to our equity interest; however, we record fluctuations in the fair value of the assets and liabilities of our consolidated CDOs. These valuation fluctuations, in the form of unrealized mark to market adjustments that are recorded in Accumulated Other Comprehensive Income, have exceeded our economic exposure in the form of our equity investment in the past and could exceed our economic exposure in the future. These valuation adjustments reverse themselves over time, to the extent the gains or losses are not realized by sales or other than temporary impairments. We may have realized losses from the assets (from sales and OTTI) in our consolidated CDOs and those losses could exceed the amount of our equity exposure. These losses are recorded in our consolidated statement of operations as realized losses. When there are realized losses in the CDO asset portfolios, other CDO investors will bear those losses to the extent the losses exceed our equity exposure to that CDO. When this occurs, the financial statement impact of the realized losses is offset at CDO maturity, when the associated non-recourse liabilities are written off. For example, if we had a $400 million CDO in which we owned 100% of the $20 million in equity in the form of preference shares, we would consolidate the CDO, including all of its income, expenses, gains, losses and mark to market valuations. Third party investors would own the $380 million in debt securities issued by the CDO. The maximum economic loss we could sustain on the CDO is $20 million. However, as we consolidated the CDO in our financial statements, we could record realized losses, for example, greater than $20 million, should they occur in the $400 million asset portfolio of the CDO. The reversal of those losses above our $20 million share would be recorded in our statement of operations at the CDO’s maturity as the CDO writes down the principal amount of liabilities. The third party investors of the debt securities issued by the CDO would as an economic matter sustain those losses as they would not receive all of their principal investment back in this scenario.

Other

Our fourth line of business, Other, encompasses insurance products in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain classes of assets in asset-backed securitizations, principally manufactured housing. At December 31, 2006, all of the exposure in this line of business had either expired or was in run-off. Run-off indicates that while we will not add new exposure, we have some current exposure that has not yet expired. The following table summarizes the results of our Other line of business the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31
	2006	2005	2004
	(in thousands)
REVENUES
Gross premiums written	$905	$4,412	$13,589
Less premiums ceded	—	(9)	(2,558)
Net premiums written	905	4,403	11,031
(Increase) decrease in unearned premium reserve - net	765	2,503	(1,289)
Premiums earned	1,670	6,906	9,742
Net investment income	3,802	3,310	2,094
Net realized and unrealized losses on investments	(159)	(141)	(39)
Fee income	—	—	39
Other income	—	9	104
Total revenues	5,313	10,084	11,940

	Year Ended December 31
	2006	2005	2004
	(in thousands)
EXPENSES
Loss and loss adjustment expenses	2,339	6,579	42,280
Policy acquisition costs	504	1,682	1,597
Other operating expenses	35	3,763	3,717
Interest expense	361	401	231
Depreciation and amortization	—	78	63
Total expenses	3,239	12,503	47,888
(Income) loss of minority interest	—	—	—
Income before income taxes	2,074	(2,419)	(35,948)
Provision for income tax expense (benefit)	764	(833)	(12,137)
Net income (loss)	$1,310	$(1,586)	$(23,811)

Total Revenues.   Total revenues primarily comprised of net premiums earned and net investment income, continue to decline for this line of business due to the fact that it has been in run-off since 2005. Premiums earned declined to $1.7 million in 2006 from $6.9 million in 2005 and $9.7 million in 2004. Our exposure in the trade credit business, a component of this line of business, continues to rapidly decline. Premiums earned for trade credit were $1.1 million in 2006, $4.3 million in 2005 and $2.4 million in 2004. Premiums earned for the other insurance contracts accounted for in this line of business also continue to decline. Our exposure to industry loss warranty contracts, a major component of premiums written and earned in 2004, had completely run-off in the first half of 2005. No revenue related to these contracts was received in 2006. We still continue to receive a small amount of installment premium for in-force asset-backed securitizations, principally manufactured housing, that were insured several years ago.

Net Investment Income.   Net investment income was $3.8 million in 2006, $3.3 million in 2005 and $2.1 million in 2004. Net investment income is derived from the allocation of income from ACA Financial Guaranty’s investment portfolio. A portion of our capital is allocated to this line of business because we have outstanding exposure, principally related to our exposure to insured manufactured housing securitizations. Notwithstanding the run-off or expiration of our exposure overall in our Other line of business, allocated investment income increased due to the increase in the size of the ACA Financial Guaranty investment portfolio from 2004 to 2005 and again from 2005 to 2006.

Losses and Loss Adjustment Expenses.   In terms of Losses and Loss Adjustment Expenses, we continue to record losses for the trade credit business. Like premium, losses incurred on these contracts continued to decline as the underlying exposures run off. This loss activity has been within management’s expectations. Losses incurred for trade credit contracts totaled $0.6 million in 2006, $2.3 million in 2005 and $1.0 million in 2004.

In 1999, we insured 12 securitized manufactured housing bonds with a collective balance of $213.3 million. In response to an increase in the rate of delinquencies observed in the mortgages underlying four of these securitizations, we established a case specific reserve in 2004 in the amount of $20.3 million. This reserve represented the present value of expected losses, discounted at the applicable treasury rate. Due to the very long tenor of these bonds, payments are projected to continue through 2033. Each year we increase the reserve for accretion to adjust to the proper present value. Additionally, we regularly review the underlying asset performance and assess the need for additional reserves. As of December 31, 2006, our case specific reserve was $23.4 million. While the reserve represents our best estimate at the time of establishment of ultimate losses on a present value basis, facts and circumstances may change such that the estimate is required to be revalued. Three of the bonds in our securitized manufactured housing portfolio experienced losses in 2006, 2005 and 2004. A fourth bond incurred losses in 2006. Losses incurred for these securitizations totaled $1.7 million in 2006, of which approximately $1.0 million was related to normal accretion of the existing reserve which is reported at the discounted value. In 2005, losses incurred were $3.4 million and also included accretion of approximately $1.0 million.

No loss activity has been recorded for industry warranty loss contracts since 2004, when losses incurred were $21.0 million. We no longer have exposure to these contracts.

Net Economic Income

In managing our business and assessing growth and profitability from a strategic and financial planning perspective,  our management and Board of Directors consider U.S. GAAP net income results as well as a measurement called net economic income. We believe that net economic income enhances the understanding of our results of operations by highlighting income attributable to our ongoing operating performance. However, net economic income is not a measurement of financial performance or liquidity under U.S. GAAP. It should not be considered in isolation or as a substitute for net income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with U.S. GAAP.

We define net economic income as net income excluding the after-tax effects of:

•       unrealized gains (losses) on derivatives included in:

•        net insured credit swap revenue;

•        net realized and unrealized gains (losses) on derivative instruments; and

•        other net credit swap revenue;

•       realized gains (losses) on non-CDO investments; and

•       the portion of interest expense related to the principal payments on borrowings that were financed with derivatives.

Unrealized gains (losses) on derivatives are excluded because (i) they widely vary with changes in the credit market and interest rate environment and are not necessarily indicative of the performance of our underlying businesses and (ii) the Company intends to hold the positions to the derivative contracts’ expiration, at which time the mark to market values would revert to zero, to the extent no realized derivative gains or losses had occurred. Realized gains (losses) on non-CDO investments are excluded because our investment strategy is focused on the preservation of capital and generation of current income as opposed to the generation of trading gains and losses. We include the unrealized gains (losses) on derivatives and investments generated by trading activity, if any. Also excluded is a portion of interest expense on borrowings that were financed with interest rate swaps to pay the up front issuance costs of some of our consolidated CDOs. FAS 133 requires that all payments made under the interest rate swaps, representing both principal and interest, be recorded as interest expense. In order to approximate the economic expense on these borrowings, the portion of interest expense that is excluded is related to what would be principal payments if these borrowings had been financed with debt obligations.

We had after-tax unrealized gains (losses) of $2.9 million in 2006, $(3.7) million in 2005 and $4.0 million in 2004 on our insured credit swaps included in net insured credit swap revenue. We had after-tax unrealized gains of $5.0 million in 2006, $5.2 million in 2005 and $5.3 million in 2004 on our derivatives included in net realized and unrealized gains (losses) on derivative instruments. We had unrealized gains (losses) of $(0.1) million in 2006, $(0.8) million in 2005 and $1.4 million in 2004 on our credit swaps included in other net credit swap revenue. We had realized gains (losses) of $(0.7) million in 2006, $(0.6) million in 2005 and $(0.1) million in 2004 on our non-CDO investments. Lastly, we had after-tax expenses of $3.8 million in 2006, $4.3 million in 2005 and $4.3 million in 2004, which effectively constituted principal payments on our interest rate swaps.

Liquidity and Capital Resources

We are a holding company, and as such, have no direct operations of our own. Our liquidity, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months) is dependent upon how much of our initial public offering proceeds we retain at the holding company level, the ability of our operating subsidiaries, which excludes our consolidated CDO entities, to pay dividends or make other payments to us, and our ability to incur indebtedness and otherwise access the capital markets. As of December 31, 2006, we held at our holding company approximately $36.9 million of the approximately $79.3 million in net proceeds from our initial public offering of common stock that was completed in November 2006. For further discussion regarding the balance of proceeds after December 31, 2006, see Part II, Item 5 of this report. Our principal liquidity requirement is the payment of interest on our debt and operating expenses. Our outstanding indebtedness is described under “—Indebtedness.”  We may also incur additional indebtedness in the future to fund acquisitions, working capital, growth in our business or for other general corporate purposes. We also may require liquidity to make periodic capital investments in our operating subsidiaries. We do not currently intend to pay dividends. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses and debt-related expenses. Based on the amount of dividends we expect to receive from our subsidiaries, existing cash, including the remaining proceeds from our initial public offering retained at our holding company, and availability under our revolving credit facility, management believes that we will have sufficient liquidity to satisfy our needs over the next 12 months. Beyond the next 12 months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies actions and general economic conditions as well as other items described in our risk factors in Part I, Item 1A of this report. Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, we cannot guarantee that we will not be required to seek external debt or equity financing in order to meet our operating expenses and debt service obligations.

As discussed above, one source of our liquidity, for the next 12 months and for the longer term, will be amounts paid by our operating subsidiaries as dividends to us. ACA Financial Guaranty is our principal subsidiary through which we operate all our lines of business. ACA Financial Guaranty is subject to restrictions under state insurance law on its ability to pay dividends. In May 2005, the Maryland Insurance Commissioner approved ACA Financial Guaranty’s request to pay a dividend in an amount equal to the interest payments on $40 million of the $80 million of our trust preferred issuance outstanding through the year ended December 31, 2005. In addition, the Maryland Insurance Commissioner approved ACA Financial Guaranty’s issuance of a $10 million surplus note to us. Accordingly, during 2005 ACA Financial Guaranty paid dividends of $2.1 million for the ultimate benefit of its parent, ACA Capital, and $0.5 million in interest on the surplus note. In December 2005, ACA Financial Guaranty received approval from the Maryland Insurance Commissioner to make dividend payments to ACA Capital in an amount equal to the interest due in 2006 on $40 million of trust preferred debt, the proceeds of which were initially contributed by ACA Capital into ACA Financial Guaranty. The Maryland Insurance Commissioner also approved interest payments by ACA  Financial Guaranty on the $10 million surplus note due in the 2006 fiscal year. Approval of the Maryland Insurance Commissioner to make dividend and surplus note interest payments due in 2007 on the $40 million of trust preferred securities and the $10 million surplus note, respectively was received by us in December 2006. We have not received dividends from our operating subsidiaries other than ACA Financial Guaranty.

If S&P was to reduce ACA  Financial Guaranty’s financial strength rating to below the “A” category, we would be severely limited in our ability to insure additional municipal bonds or insure additional Structured Credit transactions. In addition, if the financial strength rating was reduced below “A-”, we could be required to provide collateral in the form of cash or securities to back certain of our Structured Credit transactions. In the case of certain insured credit swaps, if the underlying portfolio deteriorates below a pre-agreed point, we are generally required to post collateral in an amount that is the lesser of the amount by which actual losses exceed this pre-agreed point and the amount of any negative mark to market value of the insured credit swap. If any of these events occurred, it could materially hurt our financial performance and liquidity and severely strain our capital resources. See “Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity at our operating subsidiaries is used to pay operating expenses, claim payments and income taxes. Positive cash flow at ACA Financial Guaranty is only available to pay operating expenses of other operating subsidiaries subject to the approval of the Maryland Insurance Commissioner. In addition, certain of our operating subsidiaries may be required to post collateral in connection with credit derivatives. We had $60.2 million of collateral posted related to seven synthetic equity transactions in our CDO Asset Management and Structured Credit businesses as of December 31, 2006. However, in 2007, we expect $40.0 million in collateral held to be released in connection with the scheduled expiration of the related contracts. On an ongoing basis, our sources of funds at our operating subsidiaries primarily result from premiums written, asset management fees, investment income and proceeds from the sale and redemption of investments. Cash is used primarily to pay losses and loss expenses, policy acquisition costs, other operating expenses and interest expenses. Our cash flow from operations generally represents the difference between premiums collected along with the investment income realized, and investment earnings realized and the losses and loss expenses paid, policy acquisition and other operating expenses and investment losses realized. Cash flow from operations may differ substantially from net income. As of December 31, 2006, we have invested all cash flow that is not required for operating purposes. Management believes that our subsidiaries’ operating needs generally can be met from operating cash flow for at least the next 12 months.

See “—Indebtedness.”

Cash Flows for the Year Ended December 31, 2006

For the year ended December 31, 2006, we generated positive net operating cash flow of $46.3 million, primarily related to income from operations and investment income. This amount is net of our $17.0 million investment in our Credit Fund in the second quarter of 2006. In 2006, we had net proceeds from invested assets of $198.9 million principally from the maturity of fixed maturity securities available for sale, primarily in our consolidated CDOs. We had net cash outflows of $39.7 million related to financing activities, which included the paydown of $128.7 million of long-term debt, also primarily related to our consolidated CDOs, offset against the net proceeds from our initial public offering of common stock of $79.3 million. As of December 31, 2006, we had contributed $52.4 million of the proceeds from our initial public offering to our subsidiaries. As of December 31, 2006, we had a cash balance of $379.9 million.

Cash Flows for the Year Ended December 31, 2005

In the year ended December 31, 2005, we generated positive net operating cash flow of $64.4 million, primarily related to premiums written and investment income. During the same period, we invested a net cash amount of $244.1 million. We generated a net cash amount of $125.1 million through financing activities, and as of December 31, 2005, had a cash balance of $174.4 million.

In March 2005, one of our subsidiaries, ACA Parliament Funding, L.L.C., or ACA Parliament, entered into an agreement with an investment trust, pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the note is 2010.

Cash Flows for the Year Ended December 31, 2004

In the year ended December 31, 2004, we generated a net operating cash inflow of $25.1 million, primarily relating to premiums received and investment income. During the same period, we invested a net cash amount of $2.1 billion. We generated a net cash amount of $2.1 billion through financing activities, and as of December 31, 2004 had a cash and cash equivalents balance of $228.9 million.

On December 29, 2004, we privately placed $20.0 million of trust preferred debt which was issued by a subsidiary trust holding $20.6 million aggregate principal amount of a 30-year subordinated note of ACA. Net proceeds were $19.4 million. Through a surplus note approved by the Maryland Insurance Commissioner, we provided a $10 million capital infusion to ACA Financial Guaranty and used the remainder of the net proceeds for general corporate purposes.

Capital Expenditures

We did not make significant capital expenditures for or during the years ended December 31, 2006, 2005 and 2004. We do not anticipate significant capital expenditures in 2007.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K of the General Rules and Regulations under the Securities Act of 1933, as amended) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have off-balance sheet exposure in the form of our financial guaranty exposure or par in force. Par in force as of December 31, 2006 was $46.3 billion and includes exposure to Public Finance, Structured Credit and CDO Asset Management and other transactions in which ACA Financial Guaranty has issued insurance policies. Par in force as of December 31, 2005, was $21.5 billion.

Contractual Obligations

The following table summarized our contractual obligations as of December 31, 2006(1):

	Less Than
	Total	One Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Debt
Corporate debt	$79,899	$—	$—	$—	$79,899
CDO debt—operating	112,014	—	—	103,413	8,601
CDO debt—non-recourse, net of discounts(2)	4,711,829	2,677,828	102,610	—	1,931,391
Total debt	4,903,742	2,677,828	102,610	103,413	2,019,891
Securities sold under agreements to repurchase(3)	232,227	232,227	—	—	—
Lease obligations	38,590	2,717	6,810	5,596	23,467
Loss reserves(4)	42,113	4,910	4,300	3,669	29,234
Total	$5,216,672	$2,917,682	$113,720	$112,678	$2,072,592

(1)          Does not include any potential borrowings under our credit facility, for which there were no outstanding borrowings as of December 31, 2006, described below under “—Indebtedness.”

(2)          Represents debt incurred by our CDOs that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the applicable CDO.

(3)          Represents debt incurred by our Credit Fund that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the Credit Fund.

(4)          The loss and loss adjustment expenses payments due by period in the table above are based upon the present value of loss and loss adjustment expenses estimates as of December 31, 2006 and are not contractual liabilities with specified times of payment. Our contractual liability is to provide benefits under our policies. As a result, our calculation of loss and loss adjustment expenses payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses reserves generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims and amounts and as a result of variations between expected and actual payout patterns. Our failure to accurately set our loss reserves may result in having to increase our loss reserves or make payments in excess of our loss reserves, which could materially and adversely impact our financial condition.

Restricted Balances

Our insurance subsidiary, ACA Financial Guaranty, has assets on deposits with various regulatory authorities. At December 31, 2006, such assets on deposit were in the amount of $4.9 million. In connection with our CDO Asset Management and Structured Credit businesses, we had on deposit $60.2 million for the benefit of various counterparties. These funds revert back to us upon the expiration of the related risk and in certain instances may be used to pay losses should they be incurred. In 2007, we expect $40.0 million in collateral held to be released in connection with the scheduled expiration of the related contracts. We also hold $1.5 million in collateral, through one of our consolidated CDOs, for the benefit of the CDO debt holders.

Indebtedness

Credit Facility

We entered into a credit agreement as of May 1, 2006 with a syndicate of banks. The credit agreement provides for a 364-day senior unsecured revolving credit facility in an aggregate principal amount of up to $75 million, which maximum amount may, at our request and subject to the terms and conditions of the facility, be increased up to $125 million. As of December 31, 2006, no amounts were outstanding under this facility nor have there been any borrowings under this facility.

We may borrow cash under the credit facility bearing interest based, at our option, on either (i) a fluctuating rate equal to the highest of the prime rate and the federal funds rate plus 0.5% or (ii) a Eurodollar rate, plus an applicable margin and a utilization fee. We also have the right to solicit fixed or floating rate competitive bids for loans from members of the syndicate of lenders party to the credit agreement.

The facility’s financial covenants require us to maintain (i) a minimum net worth, (ii) a maximum leverage ratio, and (iii) a minimum financial strength rating from S&P of “A-” for ACA Financial Guaranty. The facility also includes customary negative covenants including: limitations on liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments to third parties in respect of our capital stock, transactions with affiliates, changes in fiscal year, debt incurred by our subsidiaries (but excluding non-recourse debt and certain wrapped debt), and changes in line of business. There are no prepayment penalties under the facility. The facility has customary events of default including (subject to certain materiality thresholds and grace periods) payment default, material inaccuracy of representations and warranties, failure to comply with covenants, bankruptcy or insolvency proceedings, change in control and cross-default to other indebtedness. We were in compliance with these covenants as of December 31, 2006.

Trust Preferred Securities

We issued floating rate junior subordinated deferrable interest debentures, structured as trust preferred securities, of $20.6 million, $20.6 million, $20.6 million and $18.0 million on December 29, 2004, October 29, 2003, May 15, 2003, and December 4, 2002, respectively. The trust preferred debt securities have an initial stated term of 30 years with a call provision at five years from the date of each issuance. The current interest rates on the $79.9 million of outstanding trust preferred debt securities range from 8.71% to 9.47% at December 31, 2006. The effective interest rate of these securities is calculated based on three-month LIBOR plus a margin of 3.35% to 4.1% per annum subject to certain interest rate caps during the lives of the securities.

The indentures governing the debentures limit our ability to pay dividends and incur other indebtedness. Events of default under the indentures include failure to make timely principal or interest payments, continuation of a breach of the indentures 60 days after proper notice, bankruptcy, liquidation and dissolution.

Other Financings

To the extent we purchase equity in our CDOs, we may issue notes to finance such purchases. These notes are debt obligations secured by our equity interest in the CDO and insured as to the repayment of principal and interest by ACA Financial Guaranty. The notes generally may be redeemed prior to the scheduled maturity date at our option.

In March 2005, one of our subsidiaries, ACA Parliament, entered into an agreement with an investment trust, pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament in exchange for a medium term note. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the medium term note is 2010. We will have to refinance this medium term note program upon maturity in 2010 since the maturity date is in advance of the maturity date of many of the assets acquired with the proceeds of such issuance. Notes outstanding in connection with the financing of our equity purchases, including the aforementioned term note, totaled $112.0 million and $116.2 million as of December 31, 2006 and 2005, respectively.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact our financial instruments are due to interest rates, credit spreads, asset correlation, asset-backed security prepayments, CDO reinvestment and CDO commercial paper refunding. Each of these risks and the specific types of financial instruments which they impact are described below. Senior managers in our risk management department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Investment Portfolio” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Contracts.”

Interest Rate Risk

Interest rate risk is the risk that the fair value of our interest rate sensitive assets or liabilities will change with changes in market interest rates. We own both fixed rate and floating rate bonds in our ACA Financial Guaranty investment portfolio and consolidated CDO portfolios. Also, our unconsolidated CDO equity investments have fair values that are sensitive to yield curve movements.

We use interest rate swaps and caps to hedge differences in the cash flow of assets and liabilities within many of our CDOs. These hedges also act to reduce the net sensitivity to fair value changes. We do not hedge the interest rate risk of our ACA Financial Guaranty investment portfolio since we prefer the income from this portfolio be predominantly fixed coupon. As interest rates go up or down, the yield of that investment portfolio will be fairly stable, however, the fair value will fluctuate and the fluctuation can be material. While this portfolio holds both fixed-and floating-rate debt obligations, it is predominantly fixed rate. Conversely, our funded CDO assets are primarily comprised of floating rate securities. While the values of these securities are generally not sensitive to interest rate movements, the associated yields are sensitive to changes in interest rates.

The following table shows the change in fair value for all business activities with significant interest rate risk. We employ proprietary cash flow models to derive these values.

Business Activity	Fair Value at December 31, 2006	+100 bps per annum Shift	-100 bps per annum Shift
	(in millions)
ACA Financial Guaranty investment portfolio	$489.6	$(26.2)	$28.8
CDOs(1)	4,656.0	(18.5)	19.1
Interest rate swaps	(14.4)	13.6	(14.3)
	$5,131.2	$(31.1)	$33.6

(1)          Includes guaranteed investment contract balance of $119.3 million.

Credit Spread Risk

Credit spread risk is the risk that the fair value of our credit sensitive assets or other risk exposure will change with changes in the credit spreads of the referenced entities. Roughly speaking, the “credit spread” is the additional yield above the risk-free benchmark yield that a borrower must pay to its lenders. The credit spread increases as the perceived risk of default of the borrower increases. Fluctuations of credit spreads behave like movements in the market yield curve (interest rate risk) for simple fixed-income investments and impact fixed- and floating-rate debt equally. Our credit swap exposure in our Structured Credit and CDO Asset Management transactions is generally more sensitive to movements in credit spreads than to movements in interest rates since the mathematical models that determine fair value use changing spreads as a signal of a changing likelihood of default in the future.

The following table shows the change in fair value for all business activities with significant credit spread risk. We employ proprietary cash flow and stochastic default models to derive these values.

Business Activity	Fair Value at December 31, 2006	+25 bps per annum Credit Spread Shift	-25 bps per annum Credit Spread Shift
	(in millions)
ACA Financial Guaranty investment portfolio	$489.6	$(8.6)	$8.6
CDOs(1)	4,656.0	(37.1)	35.8
Structured Credit	3.1	(3.6)	2.7
	$5,148.7	$(49.3)	$47.1

(1)          Includes guaranteed investment contract balance of $119.3 million.

We chose stresses of plus or minus 25 basis points per annum for the credit spread risk sensitivity, as opposed to a larger value, since many of the underlying spreads are less than 100 basis points per annum.

Asset Correlation Risk

For a hypothetical portfolio of debt instruments, the correlation among the positions does not affect the fair value of the portfolio. For portfolios of debt instruments that are divided into risk layers ( i.e. , “AAA” through equity) or tranches, however, the correlation among the risk positions is significant because higher correlations could lead to greater or lower risk of default based on the position of the given risk layer. Such risk exists primarily in our CDO Asset Management and Structured Credit businesses. The industry measures this correlation as “asset correlation,” which is defined as the correlation of the enterprise value of one firm to another. We perform proprietary mathematical calculations and assign asset correlation values to all corporate, asset-backed, mortgage-backed, and municipal risk positions in order to generate fair value and risk-related results.

The following table shows the change in fair value for these two business activities with significant asset correlation risk. We employ proprietary cash flow, asset correlation, and stochastic default models to derive these values.

Business Activity	Fair Value at December 31, 2006	+5% Shift in Asset Correlation	-5% Shift in Asset Correlation
	(in millions)
CDOs(1)	$4,656.0	$0.1	$—
Structured Credit	3.1	(8.5)	1.2
	$4,659.1	$(8.4)	$1.2

(1)          Includes guaranteed investment contract balance of $119.3 million.

Other Market Risks

In addition to the above-mentioned risks, the ultimate return we realize on our equity investments in our CDOs is impacted by several other market risks. These risks are ABS prepayment risk, reinvestment risk and commercial paper refunding risk. Because our equity exposure behaves like a floating-rate obligation, our equity return depends on the leverage of the transaction (total portfolio size divided by the equity tranche size). Early prepayments on the ABS underlying the CDO would delever the transaction and, thus, diminish the returns to the equity holders. This risk is mitigated somewhat by the fact that the majority of the underlying CDO ABS pay interest based on floating rate, making them less sensitive to prepayments. Our ACA Financial Guaranty investment portfolio could also be impacted by prepayments. We limit this exposure by imposing limits on the amount of such securities held in this portfolio.

Nine of our funded CDO transactions are currently in the “reinvestment period.”  This means that as the asset-backed securities (in six CDOs) or the leveraged loans (in three CDOs) return principal to the CDO portfolios, we re-invest the principal proceeds rather than repay CDO debt. Since the CDO liability cost is frozen at inception (either as a fixed coupon, or, more typically, as a fixed spread to LIBOR), we, as equity investor bear the risk that reinvestment spreads will decrease. Conversely, increasing reinvestment spreads benefit our equity investment.

In two of our consolidated CDO transactions, the senior liability (of approximately $1.3 billion in each as at December 31, 2006) is comprised of commercial paper. Hence, our balance sheet carries approximately $2.7 billion of short-term debt or commercial paper as at December 31, 2006 that we refund, on average, monthly. The typical yield cost of this commercial paper (including dealer cost) is LIBOR-flat. Our risk is that future issuances may give the commercial paper a positive spread to LIBOR. There is no guarantee that investors will continue to buy this CDO commercial paper at LIBOR-flat. Alternatively, this future commercial paper funding could fall below LIBOR. We manage this refunding risk by negotiating into the CDO transaction, caps on the spread to LIBOR. As a result, the commercial paper, or CP, yield cannot exceed LIBOR +40 basis points per annum due to the presence of put option contracts. An increase in the spread above LIBOR directly impacts our equity investment. When the CP spread widens (tightens), we receive lesser (greater) cash distributions.

Credit Fund

We view the market risks (principally interest rate and credit spread risk) in the Credit Fund as not material to our financial position as of December 31, 2006. While the Credit Fund is consolidated for financial reporting purposes, we owned $17.0 million of equity in the fund at December 31, 2006. Total invested assets of the fund were approximately $264.6 million at December 31, 2006. The fund hedges interest rate risk on its fixed rate assets when necessary to remain close to market neutral with respect to interest rate risk. At December 31, 2006, the weighted modified duration of the portfolio was less than one year. Additionally, at December 31, 2006, the vast majority of the bonds held in the fund were floating interest rate payers which have minimal interest rate risk. Finally, over 86% of the assets held in the fund as of December 31, 2006 had a credit quality of AAA, thereby substantially reducing credit spread risk.

Item 8.                        Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ACA Capital Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of ACA Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ACA Capital Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 30, 2007

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(Dollars in thousands)

	2006	2005
ASSETS
Investments:
Fixed-maturity securities available for sale at fair value, amortized cost of $5,043,239 and $5,292,081, respectively	$5,026,276	$5,298,739
Fixed-maturity securities trading at fair value, amortized cost of $251,884 and $0, respectively	251,825	—
Securities purchased under agreements to resell	10,248	—
Guaranteed investment contract	119,340	119,340
Total investments	5,407,689	5,418,079
Cash:
Cash and cash equivalents	379,905	174,420
Restricted cash	67,061	50,185
Total cash	446,966	224,605
Accrued investment income	21,222	17,258
Derivative assets	19,730	15,250
Deferred policy acquisition costs, net	48,810	47,414
Deferred debt issuance costs, net	34,104	40,843
Receivable for securities sold	824	—
Prepaid reinsurance premiums	528	848
Other assets	58,321	27,903
Total assets	$6,038,194	$5,792,200
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unearned premiums	$189,537	$187,739
Reserve for losses and loss adjustment expenses	42,113	34,306
Short-term debt	2,677,828	2,674,698
Long-term debt	2,125,914	2,254,650
Related party debt	100,000	100,000
Securities sold under agreements to repurchase	232,227	—
Derivative liabilities	33,874	46,538
Accrued interest payable	17,900	15,347
Accrued expenses and other liabilities	61,855	32,277
Payable for securities purchased	9,628	30,138
Current income tax payable	7,056	3,044
Deferred income taxes	258	6,909
Total liabilities	5,498,190	5,385,646
MINORITY INTEREST	30,190	22,241
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Senior convertible preferred stock—0 and 220 shares authorized, 0 shares and 129 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	7,339
Convertible preferred stock—0 and 1,500 shares authorized, 0 and 959 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	54,858
Series B senior convertible preferred stock—0 and 3,000,000 shares authorized, 0 and 2,785,769 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	164,263
Common stock of 100,000,000 shares authorized at December 31, 2006 and 12,000,000 shares authorized at December 31, 2005; 37,375,123 and 6,442,950 shares issued and outstanding at December 31, 2006 and 2005, respectively; par value of $0.10	3,737	644
Gross paid-in and contributed capital	438,935	125,184
Treasury stock at cost—851,847 shares and 351,876 shares at December 31, 2006 and 2005, respectively	(12,088)	(5,500)
Notes receivable from stockholders	(3,121)	(1,355)
Deferred compensation	(870)	(2,030)
Accumulated other comprehensive (loss) income—net of deferred income tax of $(1,760) and$5,369 at December 31, 2006 and 2005, respectively	(3,308)	11,132
Retained earnings	86,529	29,778
Total stockholders’ equity	509,814	384,313
Total liabilities, minority interest and stockholders’ equity	$6,038,194	$5,792,200

See notes to consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars and shares in thousands, except per share amounts)

	2006	2005	2004
REVENUES:
Gross premiums written	$31,322	$41,280	$44,570
Less premiums ceded	(505)	638	911
Net premiums written	30,817	41,918	45,481
Increase in unearned premium reserve - net	(2,118)	(8,575)	(15,648)
Premiums earned	28,699	33,343	29,833
Net insured credit swap revenue	57,602	21,571	16,018
Net investment income	338,166	254,591	126,170
Net realized and unrealized losses on investments	(4,034)	(2,777)	(6,547)
Net realized and unrealized gains on derivative instruments	8,559	8,410	6,520
Other net credit swap revenue	10,106	4,157	10,990
Fee income	24,495	11,110	6,091
Other income	522	189	3,937
Total revenues	464,115	330,594	193,012
EXPENSES:
Loss and loss adjustment expenses	8,800	14,038	46,590
Policy acquisition costs	8,740	8,652	3,835
Other operating expenses	49,436	37,443	38,645
Interest expense	291,757	214,313	101,137
Depreciation and amortization	9,556	8,583	6,935
Total expenses	368,289	283,029	197,142
(Income) loss of minority interest	(4,038)	(3,708)	476
Income (loss) before income taxes	91,788	43,857	(3,654)
Provision for income tax expense	33,080	15,097	135
Net income (loss)	$58,708	$28,760	$(3,789)
Share and Per Share Data
Earnings (loss) per share
Basic	$2.38	$1.26	$(0.61)
Diluted	$1.89	$0.96	$(0.61)
Weighted average shares outstanding
Basic	24,694	22,794	6,168
Diluted	31,032	29,886	6,168

See notes to consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except for share amounts)

					Gross				Accumu-lated
					Paid in				Other
					And		Notes		Compre-		Total
	Preferred Stock		Common Stock		Contri-		Receivable	Deferred	hensive		Stock-
				Par	buted	Treasury	from	Compensa-	Income	Retained	holders’
	Shares	Amount	Shares	Value	Capital	Stock	Stockholders	tion	(Loss)	Earnings	Equity
BALANCE—December 31, 2003	1,088	$62,197	6,442,950	$644	$125,184	$(3,222)	$(4,200)	$—	$8,896	$4,807	$194,306
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	(3,789)	(3,789)
Change in unrealized gain on investments, net of change in deferred income tax of $6,812	—	—	—	—	—	—	—	—	13,056	—	13,056
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	9,267
Changes in Senior convertible preferred stock:
Issuance of Series A senior convertible preferred stock	307,131	28,600	—	—	—	—	—	—	—	—	28,600
Transfer from Series A senior conv. prf to Series B	(307,131)	(28,600)	—	—	—	—	—	—	—	—	(28,600)
Transfer to Series B senior conv. prf from Series A	459,143	28,600	—	—	—	—	—	—	—	—	28,600
Issuance of Series B senior convertible preferred stock	2,252,256	140,293	—	—	—	—	—	—	—	—	140,293
Grant of Series B senior conv. prf stock to CEO	55,869	3,480	—	—	—	—	—	(3,190)	—	—	290
Less capitalized costs of raising capital	—	(9,323)	—	—	—	—	—	—	—	—	(9,323)
Issuance of Series C senior convertible preferred stock	13,501	841	—	—	—	—	—	—	—	—	841
Employee stock buyback	—	—	—	—	—	(2,204)	2,200	—	—	—	(4)
Principal paydowns	—	—	—	—	—	—	344	—	—	—	344
BALANCE—December 31, 2004	2,781,857	226,088	6,442,950	644	125,184	(5,426)	(1,656)	(3,190)	21,952	1,018	364,614
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	28,760	28,760
Change in unrealized gain on investments, net of change in deferred income tax of $(10,343)	—	—	—	—	—	—	—	—	(19,212)	—	(19,212)
Change in derivative hedges, net of change in deferred income tax of $4,518	—	—	—	—	—	—	—	—	8,392	—	8,392
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	17,940
Changes in Senior convertible preferred stock:
Issuance of Series C senior convertible preferred stock	5,000	372	—	—	—	—	—	—	—	—	372
Vesting of Series B senior conv. prf stock to CEO	—	—	—	—	—	—	—	1,160	—	—	1,160
Transfer from Series C senior conv. prf to Series B	(18,501)	(1,213)	—	—	—	—	—	—	—	—	(1,213)
Transfer to Series B senior conv. prf from Series C	18,501	1,213	—	—	—	—	—	—	—	—	1,213
Employee stock buyback	—	—	—	—	—	(74)	—	—	—	—	(74)
Employee stock principal paydown	—	—	—	—	—	—	301	—	—	—	301
BALANCE—December 31, 2005	2,786,857	226,460	6,442,950	644	125,184	(5,500)	(1,355)	(2,030)	11,132	29,778	384,313

See notes to consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except for share amounts)

Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	58,708	58,708
Change in unrealized gain on investments, net of change in deferred income tax of $(6,907)	—	—	—	—	—	—	—	—	(13,989)	—	(13,989)
Change in derivative hedges, net of change in deferred income tax of $(221)	—	—	—	—	—	—	—	—	(411)	—	(411)
Foreign exchange unrealized loss	—	—	—	—	—	—	—	—	(40)	—	(40)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	44,268
Vesting of Series B senior conv. prf stock to CEO	—	—	—	—	—	—	—	1,160	—	—	1,160
Exercise of stock options by former officer	—	—	663,540	66	8,024	—	—	—	—	—	8,090
Common stock purchased from former officer	—	—	—	—	—	(6,588)	—	—	—	—	(6,588)
Stock based compensation expense	—	—	—	—	895	—	—	—	—	—	895
Issuance of note receivable from stockholder	—	—	—	—	—	—	(2,262)	—	—	—	(2,262)
Discharge of note receivable from stockholders	—	—	—	—	—	—	496	—	—	—	496
Senior convertible preferred stock dividend	25	1,957	—	—	—	—	—	—	—	(1,957)	—
Issuance of common stock in initial public offering	—	—	6,875,000	688	78,642	—	—	—	—	—	79,330
Grant of restricted stock	—	—	—	—	112	—	—	—	—	—	112
Conversion of preferred stock to common stock in conjunction with initial public offering	(2,786,882)	(228,417)	23,393,633	2,339	226,078	—	—	—	—	—	—
BALANCE—December 31, 2006	$—	$—	37,375,123	$3,737	$438,935	$(12,088)	$(3,121)	$(870)	$(3,308)	$86,529	$509,814

See notes to consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,708	$28,760	$(3,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Severance expense related to former executive stock options exercise	1,306	—	—
Depreciation and amortization	9,556	8,583	6,935
Accrual of discount and amortization of premium on investment—net	517	503	312
(Income) loss of minority interest	4,038	3,708	(476)
Net realized losses on fixed-maturity securities-available-for-sale	3,851	2,777	6,547
Net realized and unrealized losses on fixed-maturity securities trading	183	—	—
Proceeds from (payment for) termination of derivatives	—	(3,837)	916
Net realized and unrealized (gains) losses on net insured credit swap revenue	(6,478)	5,663	(6,160)
Net realized and unrealized gains on derivative instruments	(8,559)	(8,410)	(6,520)
Net realized and unrealized (gains) losses on other net credit swap revenue	180	4,466	(2,160)
Stock based compensation expense	1,007	—	—
Discharge of note receivable from shareholders	496	264	—
Deferred compensation	1,160	1,160	(3,190)
Purchase of securities under agreement to resell	(10,248)	—	—
Purchases of fixed-maturity securities trading	(391,731)	—	—
Proceeds from sales and maturities of fixed-maturity securities trading	144,466	—	—
Securities sold under agreements to repurchase	232,227	—	—
Changes in assets and liabilities:
Income taxes payable	4,012	704	3,783
Deferred income tax expense	1,714	719	(3,322)
Prepaid reinsurance premiums	320	976	7,785
Payable and accrued expenses	1,034	7,015	4,881
Deferred policy acquisition costs	(1,396)	(858)	(4,833)
Unearned premium reserve	1,798	7,599	7,803
Derivative liabilities	(2,927)	16,725	897
Loss and loss adjustment expenses	7,807	(1,700)	31,022
Interest payable	2,553	3,844	3,849
Interest receivable	(3,964)	(4,904)	(4,894)
Other	(5,323)	(9,319)	(14,316)
Net cash provided by operating activities	46,307	64,438	25,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (deposit) release of restricted cash	(16,876)	(20,112)	660
Purchases of fixed maturity securities available for sale	(1,082,587)	(1,333,288)	(2,918,437)
Redemptions of guaranteed investment contract	—	3,260	(100)
Proceeds from sales of fixed maturity securities available for sale	154,015	187,962	349,741
Proceeds from maturities of fixed maturity securities available for sale	1,146,970	918,716	479,030
Net purchase of property and equipment	(2,602)	(597)	(983)
Net cash provided by (used in) investing activities	198,920	(244,059)	(2,090,089)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	106,867	745,141
Proceeds from issuance of short term debt—net	3,130	204,948	1,207,341
Paydown on long-term debt	(128,736)	(185,514)	(13,965)
Payment of issuance costs for debt	—	(1,461)	(15,993)
Net proceeds from common stock initial public offering	79,330	—	—
Minority interest investment in CDOs	—	—	18,500
Minority interest investment in credit fund	8,600	—	—
Proceeds from issuance of preferred stock net of issuance costs	—	311	163,891
Net (payments) proceeds from hedging activities	—	—	8,245
Purchase of treasury stock	(2,066)	(74)	(4)
Notes receivable from stockholders	—	37	344
Payment on capital lease obligations	—	—	(1,157)
Net cash (used in) provided by financing activities	(39,742)	125,114	2,112,343
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205,485	(54,507)	47,324
CASH AND CASH EQUIVALENTS—beginning of period	174,420	228,927	181,603
CASH AND CASH EQUIVALENTS—end of period	$379,905	$174,420	$228,927
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Federal and local income taxes paid	$27,635	$14,070	$420
Interest paid	$289,204	$210,469	$97,288
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES—
Common stock acquired in exchange for note receivable	$2,262	$—	$2,200
Share redemptions related to exercised options by former employee	$4,522	$—	$—

See notes to consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.   BUSINESS, ORGANIZATION AND OPERATIONS

ACA Capital Holdings, Inc. (“ACA” or the “Company”), is a Delaware domiciled holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and municipal finance capital markets, as well as providing asset management services. The Company’s principal activities include financial guaranty insurance of public finance obligations, structured credit risk assumption through insured credit derivatives and collateralized debt obligation asset management. ACA conducts its business through three principal wholly-owned indirect subsidiaries. Its financial guaranty insurance business is conducted through ACA Financial Guaranty Corporation (“ACA Financial Guaranty”), a Maryland domiciled insurance company. ACA Financial Guaranty is licensed to conduct financial guaranty insurance business, which provides credit enhancement on municipal and other public finance obligations, in all 50 states, the District of Columbia, Guam, the U.S. Virgin Islands and Puerto Rico. Standard & Poor’s Rating Services (“S&P”) has assigned a financial strength rating of “A” to ACA Financial Guaranty. ACA Financial Guaranty also provides the credit support for the Company’s Structured Credit business activities. Through ACA Service L.L.C. and ACA Management, L.L.C., the Company conducts its CDO Asset Management business. This business encompasses the origination (in collaboration with investment banks), structuring and management of collateralized debt obligations (including collateralized loan obligations and other similarly securitized asset classes, collectively “CDOs”). In January 2007, the Company’s wholly-owned indirect subsidiary, ACA Capital Management (U.K.) Pte. Limited, became authorized and regulated by the Financial Services Authority as an investment manager to manage CDOs in the United Kingdom and most of Europe.

The Company defines its business as being composed of three distinct continuing lines of business or segments. They are Public Finance, Structured Credit and CDO Asset Management. A fourth line of business, Other, includes business in areas and markets in which the Company is no longer active. Although the Public Finance and Structured Credit businesses are reported in separate segments, together they form the Company’s financial guaranty insurance business. Public Finance provides financial guaranty insurance policies guaranteeing the timely payment of scheduled principal and interest on municipal debt obligations. Structured Credit structures and sells credit protection, principally in the form of insured credit swaps (“CDS”), against a variety of asset classes in the institutional fixed income markets. CDO Asset Management focuses on CDO origination, structuring and management. The Company will at times assume risk in the CDOs it manages through investment in some portion of the capital structure.

ACA was originally incorporated in Delaware on January 3, 1997. On November 22, 2002, ACA changed its jurisdiction of incorporation from Delaware to Bermuda. During 2004, the Board of Directors determined that re-domesticating to Delaware would eliminate certain adverse consequences of remaining in Bermuda, facilitate ACA’s access to U.S. capital markets, simplify its tax filings, accounting and operations, and reduce the costs of compliance with two sets of filing obligations and laws (as ACA stockholders are U.S. entities and individuals). On September 15, 2004, therefore, ACA re-domesticated from Bermuda to Delaware through a process called a “discontinuation” under Bermuda law and “domestication” under Delaware law. As a result, it became a Delaware domiciled holding company and changed its name from American Capital Access Holdings, Ltd. to its current name.

On November 9, 2006, the Company priced its initial public offering of 6,875,000 shares of newly issued common stock and 23,541 shares of existing common stock. The Company realized gross proceeds of $13 per share on the newly issued common stock, or $89.4 million. Net proceeds to the Company were $79.3 million, after issuance costs. On November 10, 2006, the Company’s common stock commenced trading on the New York Stock Exchange under the symbol “ACA.”  In conjunction with the initial public offering, the Company’s senior convertible preferred stock, convertible preferred stock and series B senior convertible preferred stock all converted to common stock concurrently with the closing of our offering on November 15, 2006 at their conversion ratios of 6,000:1 shares, 6,000:1 shares and 6:1 shares, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior year items have been reclassified to conform to the current year presentation. These adjustments had no impact on net income, earnings per share, cash flows or total stockholders’ equity.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries, which includes variable interest entities (“VIEs”) that are under the Company’s control or where the Company is the primary beneficiary (see Note 4). All intercompany accounts and transactions have been eliminated in consolidation.

Investments—The major components of the Company’s investment portfolio are the fixed maturity securities of ACA Financial Guaranty, the Company’s consolidated CDOs and its Credit-focused Absolute Return Fixed Income Fund (the “Credit Fund”) (see Notes 6 and 12). The Company accounts for its investments in fixed maturity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“FAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”  (“EITF 99-20”)  Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2006 and 2005, all investments in fixed maturity securities, with the exception of the Company’s investments in the Credit Fund, were designated as available-for-sale and were carried at fair value. Fixed maturity securities in the Credit Fund are designated as trading and are also carried at fair value. The difference between fair value and amortized cost of available for sale securities is included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. The Company recognized investment gains (losses) in its Statement of Operation related to amounts included in other comprehensive income in prior years of $(4.1) million, $0.4 million and $(0.6) million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts net of tax were $(2.7) million, $0.3 million and $(0.4) million for the years ended December 31, 2006, 2005 and 2004, respectively. Changes in fair value of trading securities are included in net income. The fair values of these securities are based on independent market quotations, broker quotes or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

The Company consolidates a VIE whose primary investment is a guaranteed investment contract (“GIC”). In the absence of readily ascertainable market value, GIC contracts are stated at fair value as determined by management. Management considers the GIC’s fair value to approximate contract value, as the interest rate is variable at LIBOR less 0.02% and resets on an annual basis. If, in the opinion of management, there were an impairment of value based on their credit risk assessment, such impairment would be recorded as an adjustment to the investment. As of December 31, 2006 and 2005, fair value approximates contract value.

Bond discounts and premiums are amortized over the remaining terms of the securities using the effective-yield method. Investment income is recorded as earned. For mortgaged-backed securities and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated at least annually and revised as necessary. Any adjustments required due to the resulting change in effective yields and maturities are recognized currently in the Company’s consolidated statements of operations.

Realized gains and losses on the sale of investments are determined on the basis of specific identification and are included in net income.

Other than Temporary Declines in Investments—The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors. These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, (v) the Company’s intent and ability to hold the investment until the values recover, and (vi) for asset backed securities, the estimated cash flows. When the analysis of the above factors results in a conclusion that a decline in fair values is other than temporary, the cost of the security is written down to fair value as of the reporting date and any previously unrealized loss is realized in the period such a determination is made (see Note 6).

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, money market accounts and time deposits with banks with original maturities of three months or less. Included in cash and cash equivalents is $213.5 million and $106.3 million in cash of consolidated VIEs at December 31, 2006 and 2005, respectively.

Restricted Cash—The Company, principally as collateral for certain credit default swap (“CDS”) exposures, has restricted cash on deposit not available for general operating purposes (see Note 22).

Derivative Contracts—All derivative instruments are recognized in the consolidated balance sheets as either assets or liabilities depending on the rights or obligations under the contracts. All derivative instruments are measured at estimated fair value. The fair values of derivative instruments are determined by broker quotes or valuation models when broker quotes are not available. Valuation models include estimates made by management utilizing current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the open market.

The Company has three main types of derivative instruments, each reported in different captions of the consolidated statements of operations. The three types are insured credit swaps, principally recorded in the Structured Credit line of business, credit swaps in consolidated CDOs that are not insured and interest swaps and caps included in consolidated CDOs.

Within the consolidated statements of operations, derivative contracts comprising insured credit swaps are reported as net insured credit swap revenue. Credit swaps issued out of consolidated CDOs or that are not insured by ACA Financial Guaranty are reported as other net credit swap revenue. Interest rate swaps and caps, entirely related to the CDO Asset Management segment, are reported as net realized and unrealized gains (losses) on derivative instruments.

The Company uses interest rate swaps to hedge the exposure to variable interest rates within the CDOs it structures and manages. To the extent cash flow hedges are properly designated and are highly effective, gains and losses on interest rate swaps are reported in accumulated other comprehensive income in stockholders’ equity, until earnings are affected by the variability in cash flows of the designated hedged item. Hedge effectiveness is assessed quarterly using the Volatility Reduction Measure, an accepted methodology for such analyses. Effective July 1, 2005, the Company met the documentation standards of FAS 133 to qualify these swaps as cash flow hedges for accounting purposes on a prospective basis. Based on the Company’s effectiveness assessment methodology, the hedges have been deemed highly effective since designation. Prior to July 1, 2005, the Company had not met the documentation standards to achieve cash flow hedge accounting as required by FAS 133. As a result, these derivative contracts were not designated as cash flow hedges and the associated mark to market adjustments were included in the Company’s consolidated statements of operations.

Furniture and Equipment—Furniture and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Furniture and equipment held under capital leases and leasehold improvements are amortized over the shorter of the estimated lives of the assets or the related lease term. These items are reported in Other assets on the Company’s consolidated balance sheets.

Capitalization of Software—The Company accounts for the capitalization of certain internally developed software costs in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). These costs are amortized over their estimated useful life, which is five years, commencing upon the determination of the software being ready for its intended use.

Premiums Earned—Premiums on financial guaranty insurance products in the form of traditional insurance policies are typically received on an up front basis, although certain policies pay premium in periodic installments. The vast majority of the Company’s Public Finance business is conducted by the issuance of traditional policies. Traditional policies are those that meet the scope exception of the guidance of FAS 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” paragraph 10d, as amended by FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). The scope exception provides that financial guaranty contracts are not subject to FAS 133, if they meet certain specified criteria. In general, premiums from insured municipal obligations are received on an up front basis. Installment premiums are earned over each installment period, which is generally one year or less. Up front premiums are earned in proportion to the expiration of risk, which is par. Premium is allocated to each par maturity (e.g., principal payment) included in an insured bond and earned on a straight-line basis for the period the related par is outstanding. Unearned premiums represent that portion of premiums which is applicable to coverage of risk to be provided in the future on policies in-force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining unearned premiums, less any amount credited to a refunding issue insured by the Company, are recognized as earned premium. The amounts earned from refundings were approximately $9.4 million, $6.6 million and $1.8 million, in 2006, 2005 and 2004, respectively.

Net Insured Credit Swap Revenue—The Company’s net insured credit swap revenue is comprised of credit swap transactions in which the Company provides credit protection through the use of credit swaps that are insured by ACA Financial Guaranty. Net insured credit swap revenue includes insured credit swap premiums earned and realized and unrealized gains and losses on those credit swaps. Insured credit swap premiums are earned over the life of the transaction. Realized gains and losses occur due to the occurrence of termination events or credit events requiring payment to or by the Company under the credit swap. Unrealized gains and losses represent the changes in fair value of the instruments that are required to be recorded under FAS 133. Obtaining the fair value (as such term is defined in FAS 133) for such instruments requires the use of management judgment. These instruments are valued using pricing models based on the net present value of expected future cash flows and observed prices for other transactions bearing similar risk characteristics. The fair value of these instruments is included in derivative assets or derivative liabilities. The Company does not believe that its insured credit swaps meet the scope exception of FAS 133 paragraph 10d, as amended by FAS 149, because there is no contractual requirement that the protection purchaser be exposed to the underlying risk.

Other Net Credit Swap Revenue—Revenues from credit swap fees from CDS of a consolidated CDS CDO and other credit derivative fees are earned over the life of the underlying transactions and recognized in other net credit swap revenue. Other net credit swap revenue also includes related net realized gains and losses as well as net unrealized gains and losses resulting from the changes in fair value associated with these CDS (see Note 4).

Fee Income—The Company receives fees in connection with each of its businesses, although the vast majority comes from its CDO Asset Management business. As part of the CDO Asset Management business, the Company is paid management and structuring fees as well as warehouse income. Management fees represent remuneration for the Company’s role as asset manager of the CDO collateral and are typically received and earned on a quarterly basis. Structuring fees are payments for the Company’s role in structuring a CDO prior to its close. Structuring fees are typically contingent on the closing of the CDO and as such are earned upon the transaction close. Warehouse income represents remuneration for the selection and management of CDO collateral prior to a transaction closing. Warehouse income is earned over the life of the particular warehousing period.

With respect to its Public Finance business, the Company also collects fees in connection with waivers and consents granted to bond obligors as well as reimbursement of certain costs incurred with insuring municipal secondary-market transactions, primarily rating agency costs. These fees are recognized by the Company as fee income, while the associated costs are recognized as other operating expenses, when the transaction has been closed.

Losses and Loss Adjustment Expenses—Financial guaranty loss and loss adjustment expense reserves are established on the Company’s non-derivative exposure in an amount equal to the Company’s estimate of identified or case-specific reserves and non-specific reserves, including cost of settlement, on the obligations ACA Financial Guaranty has incurred. In determining its accounting policy for loss reserves, the Company relies primarily on FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). However, FAS 60 was created when the financial guaranty industry was just beginning. As a result, FAS 60 did not contemplate the specific attributes of financial guaranty insurance as distinct from other forms of insurance. In particular, financial guaranty insurance is considered a short-duration insurance product, however, it has features that are more akin to long-duration contracts in that the term of some insured obligations can be as long as 30 years or more and the contracts are generally irrevocable. Under FAS 60, accounting for losses differs for short-duration and long-duration contracts. Because of this inconsistency, the Company also applies FAS 5, “Accounting for Contingencies” (“FAS 5”), in the determination of its loss reserves. Specifically, FAS 5 requires the establishment of reserves when it is probable that a liability has been incurred at the reporting date, but only to the extent the loss can be reasonably estimated. The Company understands that methods of determining non-specific reserves vary within the financial guaranty industry. FASB is considering whether additional accounting guidance is necessary to address the financial guaranty industry. It is possible that as a result of FASB’s deliberations, the financial guaranty industry, including the Company, may have to change aspects of its accounting policies in this regard. Any proposed and final documents are expected to be issued later in 2007.

Case specific reserves are those obligations identified as currently or likely to be in default, and represent the present value, discounted at the U.S. Treasury Note rate applicable to the term of the underlying insured obligations, of the expected loss and loss adjustment expense (“LAE”) payments, net of estimated recoveries (under salvage, subrogation or other recovery rights). Gross case-specific reserves, net of estimated recoveries, were $20.2 million and $17.7 million as of December 31, 2006 and 2005, respectively.

The non-specific reserve is derived from the calculation of expected loss, which is estimated using a Monte Carlo simulation. A Monte Carlo simulation is a technique that is commonly used to estimate the probability of certain mathematical outcomes. It randomly selects values to create scenarios of outcomes and this random selection process is repeated many times to create multiple scenarios. Each time a value is randomly selected, it forms one possible scenario and outcome. Together, these scenarios give a range of possible outcomes, some of which are more probable and some less probable. By definition, the average solution will give the most likely potential outcome. The Company’s risk management team typically runs at least 100,000 trials in order to determine future expected losses. The model uses the current ratings and default frequency (net of recovery) applied to each transaction with outstanding exposure to determine the expected probability distribution of loss. Default frequency and recovery amounts are published periodically by each of the major rating agencies. From the model output, the Company can estimate a range of expected loss. The amount of non-specific reserve recorded in the financial statements is based on the loss ratio resulting from the calculation of total losses, including past incurred losses and expected future losses divided by premium. For this purpose, premium is defined as ever to date written premium through December 31, 2006 plus future installment premium on closed transactions. This derived loss ratio is applied to ever to date earned premiums through December 31, 2006. Case specific reserves are subtracted from this amount to arrive at net non-specific reserves. At December 31, 2006 and 2005, non-specific reserves were $21.9 million and $16.6 million, respectively. These reserves were for our Public Finance insured exposure.

Management periodically evaluates the estimates for losses and LAE and any resulting changes are reflected in current year earnings. Management believes the reserving methodology and resulting reserves are adequate to cover the ultimate net cost of claims. However, the reserves are based upon estimates and there can be no assurance that any ultimate liability will not exceed such estimates.

Policy Acquisition Costs—Policy acquisition costs include those expenses that relate primarily to and vary with premium production. Such costs are comprised primarily of premium taxes, personnel and personnel-related expenses of individuals involved in marketing and underwriting, and certain rating-agency and legal fees for municipal and non-derivative structured finance business. The present value of anticipated claims and claim adjustment expenses are considered in determining the recoverability of acquisition costs (see Note 7). Net acquisition costs are deferred and amortized over the period in which the related premiums are earned. No costs are deferred in connection with the Company’s insured credit swap transactions.

Deferred Debt Issuance Costs—Costs to issue debt, including debt of consolidated CDOs, are deferred and amortized over the estimated life of the debt, which normally ranges from five to ten years. Such costs include debt placement fees, legal fees, rating agency fees and external advisory fees. The amortization of these costs is included in depreciation and amortization expense.

Intangibles—The Company purchased all of the outstanding common stock of ACA Financial Guaranty on September 24, 1997. The acquisition was accounted for as a purchase and the price was allocated to the fair market value of the investments acquired of $15.1 million. In addition to the investments acquired, the Company paid $5.5 million for 54 certificates of authority (licenses) to transact financial guaranty insurance in 50 states, the District of Columbia, Guam, the U.S. Virgin Islands and Puerto Rico. The licenses through 2001 were being amortized over a 40-year life, beginning with ACA Financial Guaranty’s commencement of operations on September 24, 1997.

Effective January 1, 2002, the Company adopted FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 requires that an entity no longer amortize intangible assets that have an indefinite life but rather test for impairment losses on an annual basis. The Company believes these licenses have an indefinite life and therefore ceased amortizing them commensurate with its adoption of FAS 142. The Company’s annual assessment for impairment involves a two-step process whereby an initial assessment for potential impairment is performed, followed by a measurement of the amount of impairment, if any. In its measurement for impairment the Company also considered triggering events in terms of FAS 144, which would more likely than not reduce the fair market value. As of December 31, 2006, the Company had not recorded an impairment loss. The unamortized balance of these licenses at December 31, 2006 and 2005 was $4.9 million.

Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance on its gross deferred tax assets when it is more likely than not that such assets will not be realized. A valuation allowance was established in 2006 in the amount of $1.6 million relating to the portion of the tax benefits attributable to certain net operating losses. The Company did not provide a valuation allowance as of December 31, 2005 (see Note 11).

Stock Compensation Plan—Effective January 1, 2006, the Company adopted FAS No. 123(R), “Share Based Payments” (“FAS 123(R)”). FAS 123(R) is a revision of FAS 123, “Accounting for Stock Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), FAS 123(R) requires the Company to expense the grant date fair value of employee stock options and other forms of stock based compensation over the period that an employee provides service in exchange for the award. Effective January 1, 2006, the Company adopted the requirements of FAS 123(R) using the prospective application as permitted by FAS 123(R), accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption. Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB 25, the Company’s prior accounting method for stock based compensation. For the year ended December 31, 2006, the Company recognized compensation expense under FAS 123(R) of $0.9 million related to stock options and $0.1 million related to restricted stock. For the years ended December 31, 2006, 2005 and 2004, the vested portion of the restricted stock granted to the Company’s president and chief executive officer on September 30, 2004 totaled $1.2 million, $1.2 million and $0.3 million, respectively, which was recognized under APB No. 25 in the Company’s consolidated statements of operations. The total value at the grant date of the restricted stock totaled $3.5 million. The restricted stock vests as follows: 33.33% vested on September 30, 2005; 33.33% will vest on September 30, 2006; and the remaining 33.34% will vest on September 30, 2007, provided he has been continuously employed by the Company or a subsidiary throughout the applicable vesting period (see Note 17).

Prior to the adoption of FAS 123(R), the Company applied APB No. 25 to account for its stock-based compensation awards and provided the required pro forma disclosures of FAS 123. The following table illustrates the effect on net income and earnings per share had compensation expense for all stock-based compensation awards been recorded in the years ended December 31, 2006, 2005 and 2004 based on the fair value method under FAS 123 (see Note 15) (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income (loss) as reported	$58,708	$28,760	$(3,789)
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	849	—	—
Deduct: Stock based compensation expense determined under fair value method for awards granted prior to the adoption of FAS 123(R), net of related tax effects	(312)	(293)	(26)
Pro forma net income (loss)	$59,245	$28,467	$(3,815)
Basic earnings (loss) per share
As reported	$2.38	$1.26	$(0.61)
Pro forma	$2.40	$1.25	$(0.62)
Diluted earnings (loss) per share
As reported	$1.89	$0.96	$(0.61)
Pro forma	$1.91	$0.95	$(0.62)

Earnings Per Share—Basic and diluted earnings per share are calculated by dividing net income available to stockholders by the applicable weighted average number of shares outstanding during the year (see Note 24). In August 2006, the Company’s Board of Directors authorized a dividend of stock in order to effect a six-for-one stock split. All prior share and per share amounts have been restated to reflect the stock split. Additionally, in conjunction with the initial public offering, the Company’s senior convertible preferred stock, convertible preferred stock and series B senior convertible preferred stock all converted to common stock concurrently with the closing of our offering on November 15, 2006 at their conversion ratios of 6,000:1 shares, 6,000:1 shares and 6:1 shares, respectively (see Notes 1 and 17).

All potentially dilutive securities, including unexercised stock options and convertible securities, other than participating convertible stock, are excluded from the basic earnings per share calculation. Participating convertible stock consisted of series A, B and C senior convertible preferred stock. The participating convertible stockholders participated equally with the common stockholders in dividends declared. However, holders of participating convertible stock were not required to fund Company losses, nor were the contractual principal of these securities reduced as a result of losses incurred by the Company. In accordance with FAS 128, the dilutive convertible securities (i.e., the senior convertible preferred stock and convertible preferred stock classes of securities) converted at November 15, 2006 are included in the denominator for the period prior to actual conversion. The common shares issued upon November 15, 2006 conversion are included in the denominator for the period after the date of conversion. Consequently, shares assumed issued are weighted for the period the convertible securities were outstanding, and common shares actually issued are weighted for the period the shares were outstanding.

In accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, ‘Earnings Per Share,” the participating preferred stock were considered participating securities requiring the use of the two-class method for computation of basic earnings per share. The two-class method for each period reflects the cash dividends paid per share class of stock, if any, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. The shares of participating convertible stock were considered to be participating convertible securities since the shares of series A, B and C senior convertible preferred stock were convertible on a share-for-share basis into shares of common stock. Diluted earnings per share were computed assuming the conversion of the series A, B and C senior convertible preferred stock into shares of common stock as of the beginning of each period the stock was outstanding.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase—Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. These items are related to the Company’s Credit Fund activities (the Company’s Credit Fund is defined and explained in more detail in Note 12). The Company’s policy is to take possession of securities purchased under agreements to resell. The market value of the underlying securities, which collateralize the related receivable on agreements to resell, is monitored to ensure that the market value exceeds contractually stated levels of principal at all times. If the seller defaults on its obligation to repay the Company, and the fair value of the collateral decline, realization of the collateral by the Company may be delayed or limited. Securities owned that are financed under repurchase agreements are carried at market value, with unrealized gains and losses reflected in net realized and unrealized gains (losses) on investments in the consolidated statements of operations. Obligations under securities sold under agreement to repurchase bear interest that approximates LIBOR and at December 31, 2006, had settlement dates less than 30 days.

3.   RELEVANT RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance contracts”,

(“SOP 05-1”), was issued. This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacement of insurance and investment contracts other than those specifically described in FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments’’. SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management believes the impact, if any, as a result of the adoption of SOP 05-1, will not be material to the Company’s financial statements.

In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), an amendment of FAS 133 and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS 133, (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (iv) amends FAS 140 to eliminate the exemption from applying the requirements of FAS 133 on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Additionally, on November 8, 2006, the Derivatives Implementation Group of the FASB released Issue No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.”  This issue provides additional guidance on the implementation of FAS 155 as it relates to certain types of securitizations of prepayable financial assets. In December 2006, the FASB amended Issue No. B40 and revised the effective date of this Issue to instruments issued on June 30, 2007 or later. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt FAS 155 on January 1, 2007. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued FAS 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), an amendment of FAS 140. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of FAS 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. FAS 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The implementation of this statement is not expected to have a material impact on the Company’s financial statements.

In April 2006, the FASB issued Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”  (“FSP FIN 46(R)-6”), FSP FIN 46(R)-6 addresses whether certain arrangements associated with variable interest entities (VIEs) should be treated as variable interests or considered as creators of variability, and indicates that the variability to be considered shall be on based on an analysis of the design of the entity. FSP FIN 46(R)-6 was adopted on June 15, 2006. The adoption of this statement did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. Management expects that the adoption of FIN 48 will result in a decrease to stockholders’ equity as of January 1, 2007 of approximately $1.0 to $1.5 million.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value, such as emphasizing that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact, if any, which the adoption of FAS 157 will have on the Company’s financial statements.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits reporting entities to choose to remeasure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years that begin after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity also elects to apply the provisions of FAS 157, which are described above. This early adoption election must be made within 120 days of the beginning of the fiscal year of adoption provided the entity has not yet issued interim period financial statements. Management is currently evaluating the potential impact, if any, which the adoption of FAS 159 will have on the Company’s financial statements.

In January and February 2005, the SEC staff discussed with several financial guaranty industry participants the difference in loss reserve recognition practices in the industry. In June 2005, at the request of the SEC, the FASB added a project to their agenda to review and codify accounting standards for financial guaranty insurance contracts as they relate to loss reserving policies and later added a review of accounting policies in the financial guaranty insurance industry as they relate to premium recognition and deferred policy acquisition costs. Proposed guidance is expected to be released in early 2007 with the final guidance expected to be issued later in the year. When the FASB issues final guidance, the financial guaranty insurance industry, including the Company, may have to change certain aspects of its relevant accounting policies. Until a final standard is released, the Company cannot predict how the FASB will resolve this issue and the resulting impact on its financial statements. Further, until the issue is resolved, the Company will continue to apply the accounting policies as disclosed in its audited financials statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 (see Note 2).

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were put in effect at December 31, 2006. The adoption of this statement did not have a material impact on the Company’s financial statements.

4.                 CDO ASSET MANAGEMENT BUSINESS

One of the ways the Company participates in the structured finance market is through structuring and managing CDOs originated in collaboration with investment banks. CDOs can be issued in funded, unfunded or partially funded form. Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities (i.e., assets and liabilities are in derivative form). Partially funded CDOs are a combination of these two forms. From an accounting perspective, funded and partially funded CDOs are determined to be VIEs. Each time such CDOs are formed, the Company performs an analysis to determine whether it is the primary beneficiary and thus required to consolidate the CDO under the provisions of FSP FIN 46(R)-6.

The following table lists each of the Company’s CDOs outstanding as of December 31, 2006 (dollars in millions):

	Year			Notional			Original		First
	Deal	Transaction		Deal			Investment in	Retained	Optional	Maturity
CDO name	Closed	Type	Collateral Type(1)	Size(2)		Consolidated	Retained Equity	Equity %	Call Date(3)	Date
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$404		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	400		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,500		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	450		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,511		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	452		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	450		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,500		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	750		No	1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	750		No	3.5	11	1/2011	1/2047
Total Asset-Backed CDOs				11,642			132.4

Corporate Credit CDOs:
ACA CDS 2001-1	2002	Unfunded	Investment Grade	1,000		No	22.5	100	N/A	4/2007
ACA CDS 2002-1	2002	Partially funded	Investment Grade	1,000		Yes	22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	66	(4)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	66	(4)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	334	(5)	No	—	—	N/A	9/2016
Total Corporate Credit CDOs				3,466			69.5

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	350		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	300		No	2.2	10	1/2011	1/2021
Total Leveraged Loan CDOs				950			7.2

Total				$16,058			$209.1

(1)                Investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)                Notional deal size is defined as total  face value of liabilities at the deal’s inception.

(3)                Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders following the conclusion of the reinvestment period, which is referred to as the First Optional Call Date.

(4)                Argon 49 and Argon 57 are denominated in Euros. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on December 31, 2006.

(5)                Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen. For purposes of this chart, we have converted this amount to U.S. dollars at the prevailing currency exchange rates on December 31, 2006.

As of December 31, 2006 and 2005, consolidated liabilities include non-recourse debt from consolidated CDOs of $4,711.8 million and $4,833.2 million, respectively. Also, as of December 31, 2006 and 2005, consolidated assets includes investment in fixed maturity securities of $4,536.7 million and $4,810.9 million, respectively, and cash of $265.0 and $125.2 million, respectively, related to CDOs.

In connection with its engagement as asset manager, the Company typically retains a portion of the equity in such CDOs. Prior to June 2004, the Company retained the entire or the majority of the equity position in its funded CDOs and they are consolidated in the financial statements. A total of seven consolidated CDOs were issued in 2002 through 2004; comprised of six asset-backed securities (“ABS”) CDOs and one partially funded corporate credit swap CDO. The funded portions of this latter CDO are reflected as a guaranteed investment contract and debt in the Company’s consolidated financial statements, while the unfunded portions are treated as credit swaps or derivative contracts under FAS 133. CDO debt outstanding in the Company’s consolidated financial statements represents non-recourse debt to the Company that is supported only by the associated assets of the CDO. Likewise, the Company does not have the right to use VIE assets for general operations. The Company’s ultimate exposure in respect to losses on the assets purchased by a CDO is limited to the amount of its equity investment in that CDO. In those instances where the Company owns less than 100% of the CDO VIE’s equity, but is the primary beneficiary and thus consolidates the CDO VIE, it establishes minority interests for the un-owned portion. Two of the six ABS CDOs mentioned above include minority interests. The Company receives insurance premiums, asset management and structuring fees, and equity residual flows from the VIEs that are eliminated in consolidation.

During 2005 and 2006, the Company retained less than a majority share of the equity position in each of its five and eight, respectively, newly issued CDOs (five fully funded ABS CDOs, two partially funded ABS CDOs, three corporate credit CDOs, and three collateralized loan obligations) and based on FIN 46(R) analyses is not deemed to be the primary beneficiary. As a result, these CDOs are not consolidated in the Company’s financial statements. Rather, the Company’s non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and EITF 99-20. The total investment in these CDOs is included in consolidated assets at December 31, 2006 was $72.1 million. Additionally, the Company has been engaged to act as asset manager to third-party CDOs not originated and structured by the Company for which it receives asset management fees.

As part of its CDO Asset Management business, the Company enters into warehouse facility agreements for the purpose of accumulating securities for potential CDO transactions. In general, though the specific structures may vary, the warehouse facility is a legal agreement designed to provide for CDO VIE purchases of the warehoused assets at their original cost from a third-party, plus the losses or minus the gains of any interest rate hedges on the fixed rate securities during the warehousing period, as applicable. The Company enters into these agreements to ensure that assets selected will ultimately be delivered with the desired credit spread to meet the return objectives of the CDO. On closure of the CDO transaction (and warehousing period), the VIE uses the proceeds from the issuance of notes to purchase the warehoused assets. The Company generally receives a fee for managing the warehoused assets. From an accounting perspective, when the Company is the primary beneficiary of the CDO VIE and thus required to consolidate it, the warehouse facility agreement represents a forward commitment to purchase assets that is marked to market under the provisions of FAS 133 and FAS 149. This does not apply when the Company is not deemed to be the primary beneficiary of the CDO VIE, which was applicable for all of the Company’s CDOs closed in 2006 and 2005. During 2004, the Company recognized net realized losses of $(0.6) million and net unrealized losses of $(0.6) million under warehouse facility agreements. No such gains or losses were recognized in either 2006 or 2005. Warehouse fees received by the Company totaled $5.0 million, $2.4 million and $1.4 million in 2006, 2005 and 2004, respectively, and are included in fee income.

The impact of a CDO on the Company’s consolidated financial statements depends on the structure of the CDO (fully funded, partially funded or unfunded), whether or not the CDO is consolidated and the nature of the underlying assets and liabilities.

Fully funded CDOs contain investments in interest bearing financial assets such as fixed maturity securities or guaranteed investment contracts. The Company has six fully funded and one partially funded CDO that are consolidated. The assets and liabilities of these CDOs are included in the Company’s consolidated balance sheets. The income generated by the investments is reflected in net investment income in the consolidated statements of operations. The debt liabilities issued in the form of notes pay interest that is also included in interest expense in the consolidated statements of operations. A management fee is paid by the CDO to ACA Management, L.L.C. that is eliminated in consolidation. The return on the Company’s equity is represented by the net of the CDO’s revenue (interest income) and the CDO’s expenses including management expenses paid to ACA Management, L.L.C.

Partially funded synthetic CDOs sell credit protection on referenced assets by entering into credit swaps with various protection buyers in the market. The CDO also issues securities, both liabilities and equities, in order to use the proceeds from the sale of these securities to collateralize the CDO’s obligations under its credit swaps, except with respect to the most senior tranche of the CDO’s credit exposure, in connection with which a partially funded CDO typically purchases credit protection rather than issuing funded liability securities. The proceeds of the securities issued by the partially funded CDO are invested in a guaranteed investment contract, or GIC. The Company has one partially funded CDS CDO that is consolidated. From this consolidated CDO, the Company consolidates investment income, relating to the return on the GIC, and interest expense in connection with the liability securities issued by the CDO. The Company also consolidates derivative income relating to net revenues from the fixed fees payable to the CDO under the terms of the credit swaps pursuant to which the CDS CDO sold credit protection on referenced assets and the fixed fees payable by the CDO on the credit protection that it purchased. This income is reflected in the consolidated statements of operations as other net credit swap revenue. This income is used to pay the interest on the liabilities of the CDO and other expenses of the CDO, including the management fee. Similar to the fully funded and consolidated CDOs, all management fees in this partially funded CDS CDO are eliminated in consolidation. The return on the Company’s equity is represented by the net of the CDO’s revenue (interest income and derivative income) less the CDO’s expenses, including management fees paid to ACA Management, L.L.C.

For funded unconsolidated CDOs, the Company reflects management fees and investment income in its consolidated statements of operations. In these instances, the investment income recorded is only on the equity investment made by the Company as compared to all of the assets in a consolidated CDO. Partially funded, unconsolidated CDOs in which the Company invests in the funded equity securities are reflected in the Company’s consolidated financial statements in the same way as funded unconsolidated CDOs.

The Company originated a fully synthetic, or unfunded, CDS CDO in each of 2002 and 2003. In these transactions, the Company acts as asset manager and, through ACA Financial Guaranty, insures the equity or first loss position of the CDO. No SPEs are created and, therefore, no variable interest entities, or VIEs, exist in these structures; rather, the sponsoring investment bank acts as the counterparty in the various credit swaps that constitute the assets and liabilities of the synthetic CDO. CDOs that do not use SPEs are not subject to consolidation under FIN 46(R), “Consolidation of Variable Interest Entities.” For its various roles in the unfunded CDS CDOs, the Company receives structuring fees, management fees, premium and residual equity returns. In the Company’s consolidated statements of operations, these revenues are reflected as fee income, net insured credit swap revenue and other net credit swap revenue. Net insured credit swap revenue also includes the changes in fair value of the related credit swaps. The combined equity position of the Company in its two unfunded CDS CDOs, which is the aggregate notional balance of the Company’s credit swaps insuring the equity tranches of these two CDOs, was $47.5 million at December 31, 2006 and 2005.

In certain funded CDOs, the Company issued liabilities in the form of notes in order to fund its equity purchases. These borrowings were accomplished through the issuance of non-recourse notes by subsidiaries of the Company. These notes are insured as to the repayment of principal and interest by ACA Financial Guaranty. The premium on the policy insuring the notes payable to ACA Financial Guaranty is payable by the Company’s subsidiary that invested in the preferred shares. These subsidiaries and ACA Financial Guaranty are wholly owned by the Company and therefore this inter-company premium is eliminated in consolidation.

5.                 NET INSURED CREDIT SWAP REVENUE AND OTHER NET CREDIT SWAP REVENUE

Net insured credit swap revenue includes insured credit swap premiums received for credit protection the Company has sold under its insured credit swaps as well as realized and unrealized gains and losses related to those transactions. Realized losses arise upon the occurrence of credit events requiring payment by the Company under the related credit swap and, additionally, realized gains or losses could occur if a transaction is terminated in advance of its scheduled termination date. Unrealized gains and losses represent the adjustments for changes in fair value that are recorded in each reporting period, under FAS 133. The fair value of the Company’s insured credit swaps are recorded as either derivative liabilities or derivative assets in the consolidated balance sheets.

The following table disaggregates net insured credit swap revenue into its component parts for the periods ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the year ended December 31,
	2006	2005	2004
Net insured credit swap revenue
Insured credit swap premiums earned	$51,124	$27,234	$9,858
Realized gains on insured credit swaps	2,009	—	—
Unrealized gains (losses) on insured credit swaps	4,469	(5,663)	6,160
Total net insured credit swap revenue	$57,602	$21,571	$16,018

Other net credit swap revenue includes revenues received from a partially funded CDS CDO which sells credit protection under credit swaps for which it receives fixed quarterly fees as well as the residual returns on two synthetic equity participations. Other net credit swap revenue also includes net realized and unrealized gains and losses associated with these transactions. These revenues are included in the Company’s consolidated statements of operations.

The following table disaggregates other net credit swap revenue into its component parts for the periods ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	For the year ended December 31,
	2006	2005	2004
Other net credit swap revenue
Credit swap fees earned	$10,286	$8,623	$8,830
Realized losses on credit swaps	—	(3,295)
Unrealized gains (losses) on credit swaps	(180)	(1,171)	2,160
Total other net credit swap revenue	$10,106	$4,157	$10,990

6.                 INVESTMENTS

The Company accounts for its investments in fixed maturity securities in accordance with the FAS 115 and EITF 99-20. Management determines the appropriate classification of securities at the time of purchase. As of December 31, 2006 and 2005, all investments in fixed maturity securities, with the exception of the Company’s investments in the Credit Fund (see Note 12), were designated as available-for-sale and were carried at fair value. Fixed maturity securities in the Credit Fund are designated as trading and are also carried at fair value. The difference between fair value and amortized cost of available-for-sale securities is included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. Changes in fair value of trading securities are included in net income. The fair value of these securities is based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

The amortized cost and estimated fair value of fixed maturity securities were as follows (dollars in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale-non-VIE:
U.S. treasury securities	$37,391	$34	$(799)	$36,626
Federal-agency securities	75,357	—	(921)	74,436
Obligations of sales and political subdivisions	133,027	733	(908)	132,852
Corporate securities	101,379	376	(2,240)	99,515
Asset-backed securities	12,931	47	(77)	12,901
Mortgage-backed securities	136,032	37	(2,817)	133,252
Total non-VIE Securities	496,117	1,227	(7,762)	489,582
Available for sale-VIE—asset-backed securities	4,547,122	26,225	(36,653)	4,536,694
Total available for sale	5,043,239	27,452	(44,415)	5,026,276
Held for trading- Credit Fund
Securities held for trading- assets	251,884	132	(191)	251,825
Total	$5,295,123	$27,584	$(44,606)	$5,278,101

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale-non-VIE:
U.S. treasury securities	$56,911	$26	$(1,361)	$55,576
Federal-agency securities	46,952	3	(594)	46,361
Obligations of sales and political subdivisions	121,714	463	(1,299)	120,878
Corporate securities	108,435	213	(2,060)	106,588
Asset-backed securities	11,496	—	(83)	11,413
Mortgage-backed securities	149,430	152	(2,624)	146,958
Total non-VIE Securities	494,938	857	(8,021)	487,774
Available for sale-VIE—asset-backed securities	4,797,143	28,672	(14,850)	4,810,965
Total	$5,292,081	$29,529	$(22,871)	$5,298,739

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2006, by contractual maturity, is shown below (dollars in thousands):

	Non-VIE Securities		VIE Securities		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for sale:
Due in one year or less	$24,320	$24,238	$5,000	$5,316	$29,320	$29,554
Due after one year through five years	81,838	80,799	144,773	145,830	226,611	226,629
Due after five years through ten years	149,777	148,110	383,226	386,790	533,003	534,900
Due after ten years	240,182	236,435	4,014,123	3,998,758	4,254,305	4,235,193
Total available for sale	496,117	489,582	4,547,122	4,536,694	5,043,239	5,026,276
Held for trading- Credit Fund
Due after one year through five years	—	—	—	—	—	—
Due after ten years	251,884	251,825	—	—	251,884	251,825
Total held for trading	251,884	251,825	—	—	251,884	251,825
Total	$748,001	$741,407	$4,547,122	$4,536,694	$5,295,123	$5,278,101

Actual maturities could differ from contractual maturities because borrowers have the right to call or prepay certain obligations which may or may not include call or prepayment penalties.

Total proceeds from the sale of fixed maturity securities available for sale during 2006, 2005 and 2004 were $154.0 million, $188.0 million, and $349.7 million, respectively; of these amounts $47.8 million, $20.2 million and $141.2 million, respectively, were VIE security sales. Total gross gains of $1.2 million, $0.5 million and $2.1 million and total gross losses of $2.3 million, $0.8 million and $1.2 million were realized on security sales in 2006, 2005 and 2004, respectively. Gross gains of $0.5 million, $0.1 million and $0.7 million and gross losses of $0.3 million, $0 million and $0.1 million, respectively, were related to VIE securities. In addition, the Company recognized approximately $3.0 million, $2.5 million, and $7.4 million in other than temporary declines during 2006, 2005 and 2004, respectively. Of these write-downs $3.0 million, $2.0 million and $6.9 million related to the Company’s VIE securities in 2006, 2005 and 2004, respectively.

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

On November 3, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP also amends FAS 115. We adopted this FSP effective January 1, 2006. Accordingly, we are now required to assess our investments for impairment in each reporting period and to use existing guidance in assessing whether an impairment is other than temporary. The impact of the adoption of this guidance was not material.

The following table shows the gross unrealized losses and fair value of our fixed maturity securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (dollars in thousands).

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$14,651	$(278)	$17,903	$(521)	$32,554	$(799)
Federal-agency securities	34,974	(140)	39,462	(781)	74,436	(921)
Obligations of states and political subdivisions	6,388	(27)	52,603	(881)	58,991	(908)
Corporate securities	17,661	(256)	59,601	(1,984)	77,262	(2,240)
Asset-backed securities	1,537	—	5,370	(77)	6,907	(77)
Mortgage-backed securities	19,296	(187)	98,801	(2,630)	118,097	(2,817)
Total non-VIE securities	94,507	(888)	273,740	(6,874)	368,247	(7,762)
Available for sale-VIE—asset-backed securities	1,131,953	(26,743)	494,760	(9,910)	1,626,713	(36,653)
Total available for sale-non-VIE	$1,226,460	$(27,631)	$768,500	$(16,784)	$1,994,960	$(44,415)

The unrealized losses on the Company’s non-VIE investments was generally caused by interest rate increases. Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, it does not consider these investments to be other-than-temporarily-impaired at December 31, 2006.

A substantial portion of the unrealized loss in VIE asset-backed securities is related to collateralized residential mortgage backed securities, including both sub-prime and mid-prime quality mortgages. The last quarter of 2006 saw significant disruption and consolidation in the sub-prime mortgage market, with some mortgage originators being purchased or exiting the business. This disruption translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios. In particular, securities backed by mortgages from what are currently perceived as originators with weaker underwriting standards experienced a decrease in price late in 2006, even when the credit performance of the securities had not suffered. An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal. Since the Company, at December 31, 2006, believed that it would be able to collect amounts due on its RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities, we did not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Included in the tables above are 578 fixed maturity securities, 170 in the non-VIE portfolios, and 408 in the VIE portfolios. At December 31, 2006, there were 21 fixed maturity securities each of whose amortized cost exceeded its respective fair value by greater than 20%. In addition, 99% of these securities are rated investment grade in the non-VIE portfolios while over 97% are rated investment grade in the VIE portfolios. Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of December 31, 2006.

For the years ended December 31, 2006, 2005 and 2004, investment income was derived from the following sources (dollars in thousands):

	2006	2005	2004
Investment income—non-VIE:
Income from fixed maturity securities	$28,037	$19,300	$13,336
Income from cash equivalents	4,182	2,527	1,139
Total investment income-non-VIE	32,219	21,827	14,475
Investment income VIE:
Income from fixed maturity securities	294,935	225,707	110,364
Income from cash equivalents	6,720	4,159	932
Income from guaranteed investment contract	6,148	4,036	1,784
Total investment income—VIE	307,803	233,902	113,080
Total investment income	340,022	255,729	127,555
Investment expenses	(1,856)	(1,138)	(1,385)
Net investment income	$338,166	$254,591	$126,170

In 2002, the Company invested in a GIC through one of its consolidated CDO VIEs. Management considers the GIC’s fair value to approximate contract value. At both December 31, 2006 and 2005, the fair value and contract value of the investment contract was $119.3 million. The GIC earns interest at a rate of LIBOR less 0.02%, matures in 2007 and is issued by an affiliate of Financial Security Assurance Inc., an “AAA” rated financial guaranty company.

Fixed maturity securities having an amortized cost of $4.9 million and $5.2 million were on deposit with various regulatory authorities as required by law at December 31, 2006 and 2005, respectively.

7.                 DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs (“DAC”) and the related amortization charged to expense were as follows (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Balance—beginning of year	$47,414	$46,556	$41,723
Cost deferred during the period:
Compensation and other acquisition costs	9,447	8,760	8,434
Premium taxes	689	750	234
Total costs deferred during the period	10,136	9,510	8,668
Costs amortized during the period	(8,740)	(8,652)	(3,835)
Balance—end of year	$48,810	$47,414	$46,556

8.                 LOSSES

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid loss expenses (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004
Reserve for unpaid losses, net of reinsurance, beginning of year	$34,306	$36,006	$3,812
Add:
Provision for unpaid losses and LAE for claims occurring in current year, net of reinsurance	6,140	9,830	44,229
Provision for unpaid losses and LAE for claims occurring in prior year, net of reinsurance	2,660	4,208	2,361
Incurred losses during the current year, net of reinsurance	8,800	14,038	46,590
Deduct:
Loss payments for claims occurring in the current year	856	114	11,072
Loss payments for claims occurring in the prior year	137	15,624	3,324
Total payments made during the year	993	15,738	14,396
Reserve for unpaid losses, net of reinsurance end of year	42,113	34,306	36,006
Reinsurance recoverable on unpaid losses at end of year	—	—	—
Reserve for unpaid losses, gross of reinsurance end of year	$42,113	$34,306	$36,006

Reserves include case specific losses and loss adjustment expenses and non-specific losses as described in Note 2. At December 31, 2006, net case specific reserves were $20.2 million, net of estimated recoveries of $5.5 million, and non-specific reserves were $21.9 million. At December 31, 2005, net case specific reserves were $17.7 million, net of estimated recoveries of $8.1 million, and non-specific reserves were $16.6 million. At December 31, 2004, net case specific reserves were $25.7 million, net of estimated recoveries of $7.7 million, and non-specific reserves were $10.3 million. Estimated recoveries represent loss payment amounts which have been paid by the Company that it expects to recover in future periods. Changes in non-specific reserves are reported as current year activity. Included in net case-specific reserves in 2006 and 2005 is $23.4 million and $23.0 million, respectively, related to a portfolio of insured securitized manufactured housing bonds. These insurance contracts were issued in 1999. Of the portfolio, one bond defaulted in July of 2005, while the remaining bonds are expected to default subsequent December 31, 2006. Losses are expected to be paid through 2033. The 2006 reserve for these bonds includes $14.0 million of adverse development offset by $13.6 million of additional cash flows within the bond structure that will accrue to the benefit of the Company.

Incurred losses for the year ended December 31, 2006, 2005 and 2004, were $8.8 million, $14.0 million and $46.6 million, respectively. Incurred losses for 2006, 2005 and 2004 include $2.7 million, $4.2 million and $2.4 million, respectively, of prior period development. In 2006, the Company did not establish any new case based loss reserves. The Company did incur loss adjustment expenses in the amount of $1.2 million in connection with several insured municipal credits in varying stages of work-out. Additionally, the Company increased its reserve related to the portfolio of securitized manufactured housing bonds discussed above by $1.7 million, of which $1.0 million was related to accretion. In 2005, the Company increased its reserve related to the portfolio of securitized manufactured housing bonds discussed above by

$3.4 million which included approximately $1.0 million in accretion. Included in incurred losses and loss adjustment expenses in 2004 were $21 million related to the Company’s discontinued industry loss warranty business, $20.3 million for the initial establishment of the reserve on the manufactured housing portfolio and $2.4 million of unfavorable development on a specific municipal case reserve.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years and excludes the effect of losses from the development of earned premium from previous accident years.

Loss and loss adjustment expenses paid, net of reinsurance, for the years ended December 31, 2006, 2005 and 2004 were $1.0 million, $15.7 million and $14.4 million, respectively. Payments made in 2005 and 2004 include $10.0 million and $11.0 million, respectively, related to two contracts in the discontinued industry loss warranty business. The Company had no remaining reserve or exposure on this business as of December 31, 2006 and 2005. Also included in claim payments is $3.1 million in 2005 related to a municipal bond and $3.9 million in 2004 on two insured mortgage-backed bonds. For the 2004 payment, approximately $0.8 million in salvage was received. Based on the circumstances of the bonds’ default, the Company expects to fully recover all payments and accordingly recorded anticipated salvage in an amount equal to net payments made.

Case reserves are recorded net of an adjustment for the time value of money. The Company discounts case reserves using the risk free rate that is closest to the term of the expected loss payments of the insured obligation at the date the case reserve is established. For this purpose, U.S. Treasury rates are used. At December 31, 2006, the weighted average discount factor used was 4.6% and the discount taken was $6.4 million. The $6.4 million is net of $13.2 million, which represents the discount related to expected reimbursements against projected future loss payments. At December 31, 2005, the weighted average discount factor used was also 4.6% and the discount taken was $16.9 million.

9.                 REINSURANCE

As of and for the years ended December 31, 2006, 2005 and 2004, amounts reinsured were as follows (dollars in thousands):

	2006	2005	2004
Income and expenses:
Written premiums ceded (cancelled)	$505	$(638)	$(911)
Written premiums assumed	706	1,026	246
Earned premiums ceded	826	337	6,874
Earned premiums assumed	853	996	308
Loss and loss-adjustment-expense payments ceded	—	—	—
Loss and loss-adjustment-expense payments assumed	—	—	—
Assets and liabilities:
Unearned premium reserve ceded	528	848	1,824
Unearned premium reserve assumed	474	621	591
Loss and loss-adjustment-expense reserves ceded	—	—	—
Loss and loss-adjustment-expense reserves assumed	—	—	—
Off balance sheet items:
Principal outstanding ceded	53,700	48,116	115,985
Principal outstanding assumed	19,953	20,318	34,005

During 2006, 2005 and 2004, the Company reinsured a portion of its risk with other insurance companies under pro-rata, excess-of-loss, first loss and facultative reinsurance agreements.

Effective October 1, 2005, ACA Financial Guaranty entered into an excess of loss reinsurance agreement with HCC Reinsurance Company Limited whereby ACA Financial Guaranty cedes its first $50 million in excess of $490 million on non-derivative, non-investment grade municipal paid losses. This reinsurance agreement was amended effective February 1, 2006 to increase the Company’s retention to $525 million.

During 2005, a facultative reinsurance agreement covering a municipal obligation with ACE American Insurance Company (“ACE”) was cancelled. As a result of the cancellation, $0.8 million in ceded unearned premium reserve was returned to the Company.

In 2004, the Company had a first loss and excess of loss reinsurance facility (the “Soft Capital Facility”) with ACE. In the aggregate, the Soft Capital Facility provided the Company with an additional $125 million for the payment of claims. The reinsurance facility provided first loss and excess of loss coverage.

The first loss coverage had an additional $50 million limit of liability and reinsured the Company’s in-force portfolio subject to the sub-limits of the reinsurer’s limit of liability (defined as $20 million in 2002 and increasing to $50 million in 2005 and thereafter) and upon the payment of a premium of $50 million. This $50 million in coverage was accounted for as a financing arrangement and no premiums or losses were recognized in the financial statements. In addition to the $50 million of first loss coverage, the reinsurer was liable for 100% of net paid losses in excess of $175 million and after the adjusted surplus, as defined, of the Company is less than $25 million, subject to a $75 million limit of liability.

In 2003, S&P revised its criteria for allowing financial guarantors to take credit for soft capital reinsurance facilities. As a result, the Soft Capital Facility no longer provided ACA Financial Guaranty with a significant benefit. Consequently during 2004, the Soft Capital Facility was cancelled. As a result of the cancellation, $5.6 million in ceded unearned premium reserve was returned to the Company and $2.4 million in deferred commission income was earned. The Company also reassumed a previously ceded case basis loss reserve in the amount of $1.1 million and recorded other income of $2.0 million in connection with the cancellation.

The Company also cancelled reinsurance contracts with Partner Reinsurance Company Ltd. and Royal & Sun Alliance Insurance PLC during 2004 which resulted in premiums reassumed of $0.7 million and $0.2 million, respectively.

To the extent the Company cedes a portion of its business to other non-affiliated insurance and reinsurance companies, a contingent liability exists relating to such reinsurance in the event that the reinsurer becomes unable to meet their obligations under the terms of the reinsurance agreement; the Company would be liable for such defaulted amounts. The were no unpaid losses and loss adjustment expenses ceded to non affiliated insurance and reinsurance companies at December 31, 2006 and 2005. Unearned premiums ceded were $0.5 million and $0.8 million at December 31, 2006 and 2005, respectively.

Ceded earned premiums were $0.8 million, $0.3 million and $6.9 million in 2006, 2005 and 2004, respectively. Loss and loss adjustment expense payments ceded were $0 million in the years 2006, 2005 and 2004. Reinsurance recoverable on unpaid losses was $0.0 million at December 31, 2006, 2005 and 2004.

In 2006, 2005 and 2004, ACA Financial Guaranty assumed reinsurance premiums written of $0.7 million, $1.0 million and $0.2 million, respectively. In 2006, 2005 and 2004, assumed earned premiums were $0.9 million, $1.0 million and $0.3 million, respectively. ACA Assurance, a subsidiary whose business (trade credit and insured loss warranty) was discontinued or placed into run-off in 2004, recorded assumed written premiums of $0.4 million, $3.3 million and $12.6 million and earned premiums of $1.1 million, $5.5 million and $10.4 million in 2006, 2005 and 2004, respectively.

10.   DEBT

Debt outstanding at December 31, 2006 and 2005 consisted of the following (dollars in thousands):

	December 31		Maturity	2006 Interest	2006 Weighted Average
	2006	2005	Date	Rate Range	Interest Rate
Zenith Funding Corp.
Commercial Paper Notes	$1,362,000	$1,355,400	2007	From 5.36% to 5.44%	5.38%
Tranched Notes Payable	135,000	135,000	2039	LIBOR*+0.65% to 3.00%	LIBOR*+0.96%
ACA ABS 2004-1 Limited
Tranched Notes Payable—Floating	387,646	419,277	2039	LIBOR*+0.37% to 3.25%	LIBOR*+0.59%
Tranched Note Payable—Fixed	2,628	2,795	2039	7.70%
Grenadier Funding Corp.
Commercial Paper Notes	1,334,594	1,327,511	2007	From 5.30% to 5.35%	5.32%
Tranched Notes Payable	157,500	157,500	2013	LIBOR**+0.60% to 0.95%	LIBOR**+0.80%
ACA ABS 2003-1 Limited
Tranched Notes Payable	361,047	361,050	2038	LIBOR*+0.75% to 4.50%	LIBOR*+1.04%
ACA ABS 2003-2 Limited
Tranched Notes Payable—Floating	666,401	666,500	2038	LIBOR*+0.50% to 4.50%	LIBOR*+0.90%
Tranched Note Payable—Fixed	7,000	7,000	2038	5.00%
Tranched Note Payable—Fixed	2,980	3,000	2038	11.50%
ACA CDS 2002-1 Limited
Tranched Notes Payable	100,500	100,500	2008	LIBOR*+0.55% to 3.00%	LIBOR*+1.14%
Class A Senior Interest Only	2,110	3,159	2008	2.74%
ACA ABS 2002-1 Limited
Tranched Notes Payable	212,560	304,434	2034–2037	LIBOR*+0.54% to 2.60%	LIBOR*+0.81%
Total VIE Debt	4,731,966	4,843,126
ACA ABS 2005-1 Funding Limited	737	2,685	2010	LIBOR* + 0.75%
ACA Parliament Funding, LLC	100,000	100,000	2010	LIBOR* + 1.25%
ACA ABS 2004-1 Funding Limited	8,601	9,356	2033	LIBOR*+4.00%
Trust Preferred Debt	79,899	79,899	2032–2034	LIBOR*+3.35% to 4.10%	LIBOR*+3.85%
ACA Service Corporation	2,674	4,182	2013	LIBOR* +0.80%
	4,923,877	5,039,248
Less unamortized discount	(20,135)	(9,900)
Total Debt	$4,903,742	$5,029,348

*                     Based on three month LIBOR.

**               Based on one month LIBOR.

In March 2005, a special purpose entity created by the Company, ACA Parliament, LLC (“ACA Parliament”), entered into an investment agreement with an investment trust (the “Investor”) pursuant to which the Investor deposited $99 million (net of $1 million in costs of issuance—see Note 19) (the “Deposit Amount”) in a deposit fund that is maintained and invested by ACA Parliament. Pursuant to the terms of the investment agreement, ACA Parliament is required to make quarterly interest payments to the Investor at a rate equal to the three-month LIBOR plus 125 basis points. The obligations of ACA Parliament to make such interest payments and to repay the Deposit Amount are guaranteed by financial guaranty insurance policies issued by ACA Financial Guaranty.

During 2006 and 2005, ACA Parliament loaned certain of the proceeds held by it under the investment agreement to certain ACA affiliates, which in turn were used by such affiliates either (i) to refinance existing funding notes or (ii) to finance the Company’s equity participation in the Company’s CDO asset management business. In particular, the Company’s equity position was refinanced in each of the following CDO transactions: ACA CDS 2002-1 Funding, Limited; ACA ABS 2003-1 Funding, Limited; ACA ABS 2003-2 Funding, Limited; Grenadier Funding, Limited; Lancer Funding, Ltd. and Zenith Funding, Limited. The Company financed its equity position in each of the following CDO transactions: ACA CLO 2005-1, Limited and ACA ABS 2005-2, Limited. The Company may use some of the remaining unallocated Deposit Amount from time to time to finance the Company’s equity position in future CDO transactions. Each such equity financing is secured by a pledge of the equity purchased with the proceeds of the financing and an ACA Financial Guaranty insurance policy.

During 2005, the Company entered into two promissory note agreements to finance its equity position in CDO deals. The first note had an original face of $4.5 million, has a maturity of 2013 and accrues interest payable quarterly at a rate of LIBOR plus a margin of 0.80%. The second note had an original face of $3.8 million, has a maturity of 2010 and accrues interest payable quarterly at a rate of LIBOR plus a margin of 0.75%.

As of December 31, 2006, Grenadier Funding Corp. and Zenith Funding Corp. had issued 30-90 day commercial paper notes with a weighted average maturity of 79 days and 80 days respectively. The rate on these notes is floating with a weighted average year end value of 5.32% and 5.38%. These notes are limited recourse debt obligations of the issuers, backed solely by collateral managed by the Company. The short-term nature of these notes is designed to correspond with the short term rates on the underlying collateral of the deals. The Zenith Funding Corp., ACA ABS 2004-1 Limited, Grenadier Funding Ltd., ACA ABS 2003-1 Limited, ACA ABS 2003-2 Limited, ACA CDS 2002-1 Limited and ACA ABS 2002-1 Limited tranched notes are issued and collateralized through a VIE pursuant to an indenture agreement. These notes are limited recourse debt obligations of the issuers backed solely by a pledge of collateral managed by the Company in the VIE. The notes may be redeemed prior to the scheduled maturity date at the option of the Company as issuer and collateral manager, or in connection with an event of default pursuant to the indenture agreement.

Interest on the ACA CDS 2002-1 Limited Class A senior interest only note issued by the VIE is computed based on a notional value of $48 million. The interest rate on this note was 5.484% until April 15, 2005, 3.565% from April 15, 2005 until July 15, 2005, and 2.742% from July 15, 2005 until maturity.

The Company issued floating rate junior subordinated deferrable interest debentures, structured as trust preferred securities, of $20.6 million in 2004, bringing the total outstanding issuances to $79.9 million. The trust preferred securities have an initial stated term of 30 years with a call provision at five years from the date of each issuance. The current interest rates on the $79.9 million of outstanding trust preferred securities range from 8.71% to 9.47% at December 31, 2006. The effective interest rate of these securities is calculated based on 3-Month LIBOR plus a margin of 3.35% to 4.1% per annum subject to certain interest rate caps during the lives of the securities.

The Company entered into a credit agreement dated May 1, 2006 with J.P. Morgan Securities Inc., as Arranger, JPMorgan Chase Bank, N.A. as Administrative Agent, and various other lenders. The credit agreement provides for a 364-day senior unsecured revolving credit facility in an aggregate principal amount of up to $75 million. The Company may borrow cash under the revolving credit facility bearing interest based on the LIBOR, or the Federal Funds/Prime Rate. The Company pays a facility fee between 0.100% up to 0.175% per annum of the total commitments under the revolving credit facility. In addition, we also agreed to pay a utilization fee at a rate of 0.125% per annum on the average daily amount of the outstanding principal under the revolving credit facility, but only payable when such outstanding principal amount exceeds 50% of the commitments under the revolving credit facility. We had no indebtedness outstanding under this facility as of December 31, 2006.

11.   INCOME TAXES

In 2004, the Company re-domesticated from Bermuda to Delaware (see Note 1), which under IRS regulations will preclude it from filing a consolidated federal income tax return with its operating subsidiaries until 2008. In 2005, in an effort to reduce federal and state filing requirements and to simplify the organization, the Company re-aligned its tax-paying structure. As a result of the 2005 re-alignment, the Company has two federal corporate taxpayers.

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006	2005	2004
Current tax expense (benefit):
Federal	$29,502	$12,671	$3,476
State and local	1,864	1,707	(19)
Total current tax expense	31,366	14,378	3,457
Deferred federal tax expense (benefit):	1,714	719	(3,322)
Total income tax expense	$33,080	$15,097	$135

The Company’s actual income tax expense for the years ended December 31, 2006, 2005 and 2004, differs from the expected amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the following reasons (dollars in thousands):

	2006	2005	2004
Expected federal income tax expense	$32,126	$15,350	$(1,279)
Tax-exempt interest	(1,333)	(998)	(427)
Loss of foreign entities excluded from federal tax	—	—	1,690
State and local income taxes-net of federal benefit	196	1,110	(13)
Change in valuation allowance	1,611	—	—
Other	480	(365)	164
Total income tax expense	$33,080	$15,097	$135

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 and 2005, are presented below (dollars in thousands):

	2006	2005
Deferred tax assets:
Net operating losses	$6,444	$5,748
Loss and loss adjustment expense reserve	13,303	10,231
Controlled foreign corporation book to tax basis differences	6,014	6,990
Other comprehensive losses on investments	1,760	—
Unearned ceding commissions	2,200	—
Capital loss carryforwards	1,989	—
Other	334	1,421
Total gross deferred tax assets	32,044	24,390
Deferred tax liabilities
Deferred acquisitions costs	17,189	16,595
Unearned premium reserve	7,992	5,072
Unrealized gain on derivatives	3,794	2,420
Other comprehensive income gains on investments	—	5,369
Other	1,716	1,843
Total gross deferred tax liabilities	30,691	31,299
Net deferred tax asset (liability) before valuation allowance	1,353	(6,909)
Valuation allowance	(1,611)	—
Net deferred tax liability	$(258)	$(6,909)

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $18.3 million that begin to expire in 2024 and are fully expired by 2026. Based on available evidence, it is more likely than not that the deferred tax assets relating to the net operating loss will not be fully realized. Accordingly, a valuation allowance was established in 2006 in the amount of $1.6 million relating to the portion of the tax benefits attributable to certain net operating losses.

12.   CREDIT FUND

In May 2006, the Company launched the Credit Fund to leverage its expertise in the capital and credit markets and as an asset manager. The fund invests in fixed income securities, particularly in the asset-backed sector. The Credit Fund had net assets under management of $25.6 million as of December 31, 2006. ACA Financial Products, Inc., a wholly owned indirect subsidiary of the Company, owned $17.0 million of equity in the Credit Fund at December 31, 2006. The remaining $8.6 million of equity was owned by third party investors. In addition to receiving a return on its investment in the Credit Fund, the Company is paid a management fee to select and manage the assets for the Credit Fund’s third-party investors. For accounting purposes, the Credit Fund is consolidated in the Company’s financial statements as of December 31, 2006 and its financial results are recorded in the Structured Credit line of business. As of December 31, 2006, the Credit Fund had assets of $264.6 million, including investments in fixed-maturity securities trading of $251.8 million, securities purchased under agreements to resell of $10.2 million and total liabilities and minority interest of $247.7 million, including securities sold under agreement to repurchase of $232.2 million and payable for securities purchased of $5.0 million, included in the Company’s consolidated balance sheet. The Company’s consolidated statement of operations included net realized and unrealized losses on the Credit Fund of $0.2 million, interest expense of $3.7 million and net investment income of $4.8 million for the year ended December 31, 2006.

13.    COMMITMENTS

The Company and its subsidiaries lease office space for their corporate headquarters in New York City and, beginning in 2006, for newly established offices in London and Singapore under noncancelable operating leases, which expire at various dates through 2020. In addition to base rental costs, the leases for office space provide for rent escalations resulting from increased assessments for real estate taxes, utilities, and maintenance. Rent expense for 2006, 2005 and 2004 was $2.4 million, $2.0 million and $2.1 million, respectively.

Future minimum lease payments under the noncancelable operating leases at December 31, 2006 were as follows (dollars in thousands):

Year Ending December 31	Operating Leases
2007	$2,717
2008	3,052
2009	3,137
2010	3,276
2011 and thereafter	26,408
Total	$38,590

During the ordinary course of business, the Company has become party to certain litigation. Other than with respect to the litigation described in Note 21 below, management believes all other matters will be resolved with no material impact on the Company.

In the event of a ratings downgrade of ACA Financial Guaranty under the terms of certain credit swap transactions entered into by various affiliates of the Company, whose obligations under the related credit swap transactions are insured by ACA Financial Guaranty, collateral is required to be posted for the benefit of the swap counterparty. The obligation to post collateral is that of the particular affiliate of ACA Financial Guaranty that entered into the swap. In the event the affiliate cannot satisfy its posting obligation, ACA Financial Guaranty may be required to make a termination payment to the counterparty based on the then current market value of the transaction.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments. These determinations were based on available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates and therefore, they may not necessarily be indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fixed Maturity Securities—The fair value for fixed maturity securities available-for-sale and trading shown in Note 6 is based on independent market quotations, broker quotes or valuation models when quotations are not available.

Guaranteed Investment Contract—The Contract’s fair value approximates contract value, as the interest rate is variable at LIBOR less 0.02% and resets on an annual basis.

Securities Purchased under Agreements to Resell and Securities Sold under Agreements to Repurchase—Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest.

Cash and Cash Equivalents—The carrying amounts of these items are reasonable estimates of their fair value.

Accrued Investment Income—The fair value of accrued investment income is assumed to approximate carrying value.

Unearned Premium Reserve—The fair value of the Company’s unearned premium reserve is based on the estimated cost of entering into a cession of the entire portfolio with third party reinsurers under current market conditions. This amount was determined by using the statutory basis unearned premium reserve, net of estimated ceding commissions.

Debt—Debt is primarily based on variable rates with fair value approximating carrying value.

Accrued interest payable—The fair value of accrued interest payable approximates carrying value.

Present Value of Installment Premiums—The fair value for financial guarantees written (net insurance contracts written) with installment premiums is derived by calculating the present value of the estimated future premiums at a risk adjusted rate of 4.7% and 5.0% in 2006 and 2005, respectively, net of normal ceding commissions.

Derivatives—The fair value derived from market information and appropriate valuation methodologies reflect the estimated amounts that the Company would receive or pay to terminate the transaction at the reporting date. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.

The carrying value and estimated fair value of financial instruments are presented below (dollars in millions):

	December 31,
	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets
Fixed maturity securities available for sale	$5,026.3	$5,026.3	$5,298.7	$5,298.7
Fixed maturity securities trading	251.8	251.8	—	—
Guaranteed investment contract	119.3	119.3	119.3	119.3
Securities purchased under agreements to resell	10.2	10.2	—	—
Cash and cash equivalents	447.0	447.0	224.6	224.6
Accrued investment income	21.2	21.2	17.3	17.3
Derivative assets	19.7	19.7	15.3	15.3
Liabilities
Debt	4,903.7	4,903.7	5,029.3	5,029.3
Unearned premium reserve of up-front premiums	189.5	162.3	187.8	150.9
Securities sold under agreements to repurchase	232.2	232.2	—	—
Derivative liabilities	33.9	33.9	46.5	46.5
Accrued interest payable	17.9	17.9	15.3	15.3
Off-Balance Sheet Instruments
Present value of installment premiums on insurance contracts		8.0		11.4
Present value of installment insured credit swap premiums		250.5		119.5

15.   STOCK PLANS AND STOCK BASED COMPENSATION

In 2001, the Company adopted the American Capital Access Holdings, Incorporated Omnibus Incentive Compensation Plan (the “Prior Plan”) under which 2,188,584 shares of the Company’s common shares were reserved for issuance to employees, directors and consultants. In 2003, the Company’s Board of Directors approved the increase of the number of shares reserved for issuance by 72,954. In 2004, the

Board of Directors approved the ACA Holdings, Inc. Amended and Restated 2004 Stock Incentive Plan effective September 30, 2004 (as amended on October 4, 2004, the “2004 Plan”) amending and restating the Prior Plan and increasing the total options available under the 2004 Plan (including those previously distributed under the Prior Plan) to 4,241,538. In August 2006, the Board of Directors approved the Amended and Restated 2006 Stock Incentive Plan, to become effective upon completion of the IPO (the “2006 Plan”) which increased the total options and shares available under the 2006 Plan, including all shares subject to existing awards there under pursuant to the Prior Plan and the 2004 Plan, to 6,327,972. The 2006 Plan became effective November 9, 2006. The 2006 Plan permits the grant of nonqualified and qualified stock options, incentive stock options, restricted stock, stock units, unrestricted stock, dividend equivalent and cash-based awards. As of December 31, 2006, the Company has issued stock options and restricted stock under the 2006 Plan. The objectives of the 2006 Plan are to optimize the profitability and growth of the Company through annual long-term incentives that are consistent and linked with the Company’s goals.

Unless otherwise specified, each option vests ratably annually either over 3 years or every 6 months over 3 1/2 years, beginning at the date of grant. As long as the grantee is still with the Company, if not vested by its terms, each option fully vests upon the earliest of (i) the grantee’s normal retirement date; (ii) the grantee’s death or disability; or (iii) the occurrence of a change of control of the Company.

On August 3, 2006, the compensation committee granted in the aggregate to certain of the Company’s officers options to purchase 543,000 shares of common stock subject to the completion of the Company’s initial public offering. The options have an exercise price per share equal to the offering price per share of $13.00, have a term of ten years subject to earlier termination and vest in equal installments every six months over 42 months. The options were granted effective November 10, 2006.

In December 2004, the FASB issued FAS 123(R) that requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements. The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued. FAS 123(R) replaces FAS 123 and supersedes APB No. 25. Effective January 1, 2006, the Company adopted FAS 123(R) using the prospective application as permitted by FAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption. Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB No. 25. Compensation cost is recognized over the periods that an employee provides service in exchange for the award.

In 2006, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $1.0 million, $0.2 million of which was deferred related to policy acquisition costs. The incremental stock-based compensation expense caused income before income taxes and net income to decrease by $0.8 million and $0.5 million, respectively, and basic and diluted earnings per share each to decrease both by $0.02 per share, respectively. There was no effect on cash provided by operating activities and cash provided by financing activities related to excess tax benefits from stock-based payment arrangements in 2006.

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

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	25.00%	0%	0%
Expected term in years	6	6	3
Risk-free interest rate	4.55-4.91%	3.86%	3.88%

Utilizing these assumptions, the weighted-average per-share fair value of stock options granted in 2006, 2005 and 2004 was $4.51, $2.41 and $1.14, respectively.

A summary of option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006 Activity	2006 Weighted Average Exercise Price	2005 Activity	2005 Weighted Average Exercise Price	2004 Activity	2004 Weighted Average Exercise Price
Outstanding—beginning of year	3,043,650	$10.54	3,042,306	$10.51	2,150,070	$10.74
Granted	1,620,000	12.80	111,000	11.63	1,293,480	10.38
Exercised	(663,540)	10.23	—	—	—	—
Forfeited	(103,062)	10.95	(109,656)	10.67	(401,244)	11.72
Outstanding—end of year	3,897,048	11.52	3,043,650	10.54	3,042,306	10.51
Options vested—end of year	1,843,044	$10.83	2,018,874	$10.53	1,607,118	$10.44

During 2006, the Company purchased 499,971 shares of its common stock with an original cost basis of $5.1 million from a former employee for $6.6 million. The Company received a $2.3 million recourse note, which bears interest at 5.32%, from another former employee for the exercise of 221,220 stock options. Interest on this note compounds annually and all principal and interest on the note is due in June 2016. During 2005 and 2004, the Company purchased 7,128 shares and 174,372 shares, respectively, of its common stock from employees terminated during the year for a purchase price of $0.1 million and $2.2 million, respectively. The shares purchased were accounted for as treasury stock.

As of December 31, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of 2.94 years.

The following table summarizes information regarding fully vested share options as of December 31, 2006:

(Dollars in thousands, except per share amount)
Number of options vested	1,843,044
Weighted average exercise price per share	$10.83
Aggregate intrinsic value (excess market price over exercise price)	$8,605
Weighted average remaining contractual term of options (in years)	6.35

The following table summarizes information concerning outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$9.43–$10.77	1,921,806	6.64	$10.33	1,382,564	$10.31
$10.78–$12.12	96,000	8.12	$11.63	40,540	$11.63
$12.13–$13.47	1,879,242	8.83	$12.74	419,940	$12.47
	3,897,048	7.73	$11.52	1,843,044	$10.83

Also, in August 2006, the compensation committee granted to certain of the Company’s officers and two of its independent directors 234,000 shares and 6,154 shares, respectively, of restricted common stock subject to the completion of the Company’s initial public offering. The officer’s shares vest in equal installments on each of the first four anniversaries of the grant date. The independent directors’ shares vest one-third per year over a three-year period. The shares were granted effective November 10, 2006 with a fair value of $13.00. The Company recognized FAS 123(R) compensation expense of $0.1 million in 2006 related to these restricted stock grants.

On September 30, 2004, the Company granted 335,214 restricted shares at a fair market value of $10.38 per share, to the Company’s president and chief executive officer (the “Executive”). The total value at the grant date of the restricted stock totaled $3.5 million. The restricted stock vests one-third per year over a three-year period provided the Executive has been continuously employed by the Company or a subsidiary throughout the applicable vesting period. In 2006, 2005 and 2004, the vested portion of the restricted stock totaled $1.2 million, $1.2 million and $0.3 million, respectively, which was recognized in the Company’s consolidated statements of operations (see Note 17)

16.   RETIREMENT PLAN

The Company offers a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis up to IRS limits. The Company may make discretionary contributions to the plan on behalf of employees. The Company contributed $1.0 million, $0.5 million and $0.6 million to the plan on behalf of employees for the years ended December 31, 2006, 2005 and 2004, respectively.

17.   PREFERRED AND COMMON STOCK

On November 9, 2006, ACA priced its initial public offering of common stock. The Company sold 6,875,000 shares of common stock in the offering, at $13.00 per share, with net proceeds to ACA of $79.3 million. The transaction closed on November 15, 2006. ACA is listed on the New York Stock Exchange under the symbol “ACA.” Upon the closing of its initial public offering of common stock, the Company converted 154 shares of senior convertible stock to 924,000 shares of common stock, 959 shares of convertible preferred stock converted to 5,754,000 shares of common stock and 2,785,769 shares of series B senior convertible preferred stock converted to 16,714,614 shares of common stock.

On August 3, 2006 the Company’s Board of Directors authorized a dividend in order to effect a six-for-one stock split on the Company’s outstanding shares of common stock and on each share of common stock to be issued upon conversion of the various classes of preferred stock of the Company. Each stockholder of record on August 3, 2006 has received five additional shares of common stock for each share of common stock held by such stockholder on that date. Additional funds have been reclassified from the additional paid in capital account to the common stock account to equal the amount of additional par value represented by the additional shares which have been issued under the stock split. Upon the conversion of the various classes of the Company’s preferred stock, each holder of convertible preferred stock, senior convertible preferred stock and series B senior convertible preferred stock was issued, in the case of convertible preferred stockholders and senior convertible preferred stockholders, 6,000 shares for each share of preferred stock held by such holder and, in the case of the series B senior convertible preferred stockholders, 6 shares of each share of preferred stock held by such holder. All earnings per share and related stock option information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from this action.

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

On November 23, 2004, the Company (i) issued 13,501 shares of series C senior convertible preferred stock for $0.8 million to ACA’s senior management and to one of its directors, and (ii) an additional 4,705 shares of series B senior convertible preferred stock for $0.3 million to one of its existing stockholders. An additional 5,000 shares of series C senior convertible preferred were issued to one of the Company’s directors on June 17, 2005. Each share of series C senior convertible preferred automatically converted into one share of series B senior convertible preferred on November 30, 2005.

On September 30, 2004, the Company granted 335,214 restricted shares of its series B senior convertible preferred stock, par value $0.10 (“the Restricted Stock”) at a fair market value of $10.38 per share, to the Company’s new president and chief executive officer (the “Executive”). This stock is included in the amounts converted to common stock commensurate with the closing of the Company’s initial public offering of common stock. The total value at the grant date of the restricted stock totaled $3.5 million. The restricted stock vests as follows: 33.33% vested on September 30, 2005; 33.33% will vest on September 30, 2006; and the remaining 33.34% will vest on September 30, 2007, provided the Executive has been continuously employed by the Company or a subsidiary throughout the applicable vesting period. In 2006, 2005 and 2004, the vested portion of the restricted stock totaled $1.2 million, $1.2 million and $0.3 million, respectively, which was recognized in the Company’s consolidated statements of operations.

On June 4, June 28, and July 12, 2004, the Company issued 268,471, 26,847 and 11,813 shares of series A senior convertible preferred stock for $25.0 million, $2.5 million and $1.1 million, respectively, to existing stockholders. All of these shares were converted to series B senior convertible preferred stock on September 30, 2004. On the same day, the Company issued an additional 2,247,551 shares of series B senior convertible preferred stock for $140.0 million to new stockholders. Of the capital raised in 2004, $146 million was invested in the capital of ACA Financial Guaranty to increase its statutory capital to meet the redefined minimum capital requirements of S&P, ACA Financial Guaranty’s rating agency.

18.   REGULATORY MATTERS

The Maryland Insurance Administration (“MIA”), the insurance departments of certain other states and the rating agencies which rate ACA Financial Guaranty have various requirements relating to the maintenance of certain minimum statutory capital and reserves, single risk limits and limits on non-investment grade obligations.

As of December 31, 2006, ACA Financial Guaranty’s policyholders’ surplus, as determined in accordance with statutory accounting practices, was $273.6 million. Such amount was in excess of the minimum capital and surplus level of $75.0 million required to satisfy a key state regulatory requirement.

Under Maryland insurance law, ACA Financial Guaranty may pay a dividend without the prior approval of the Commissioner of the MIA from earned surplus, as defined, subject to the maintenance of a minimum-capital requirement, and the dividend, which, together with all dividends declared or distributed by it during the preceding twelve months, may not exceed the lesser 10% of its policyholders’ surplus shown on its last filed statement, or net income, as defined, for such twelve-month period. Consistent with prior years, in 2007 based upon these restrictions, ACA Financial Guaranty will need the approval of the MIA to pay any dividends.

In December 2005 and May 2005, the MIA approved ACA Financial Guaranty’s request to make dividend payments to the Company in amounts equal to the interest payments on $40 million of the Company’s trust preferred issuance outstanding as well as to pay interest on a $10 million surplus note issued by ACA Financial Guaranty to the Company during the years ended December 31, 2006 and 2005, respectively. Accordingly, ACA Financial Guaranty paid dividends of $2.7 million and $2.1 million for the ultimate benefit of its parent, ACA, and $0.8 million and $0.5 million in interest on the surplus note in 2006 and 2005, respectively.

The MIA completed its five-year regulatory examination of ACA Financial Guaranty with respect to the period ended December 31, 2003. The Report on Examination was made available on the MIA’s website on January 19, 2007. There were no adjustments required to ACA Financial Guaranty’s 2006 statutory statements as a result of this report. All adjustments to ACA Financial Guaranty’s statutory statements required as a result of the examination were recorded in 2005.

19.   OUTSTANDING EXPOSURE AND COLLATERAL

ACA Financial Guaranty policies insure the scheduled payments of principal and interest on municipal obligations and asset-backed and corporate financings. The outstanding principal amount of insured obligations in the insured portfolio, net of amounts ceded aggregating $50 million at both December 31, 2006 and 2005, respectively, included the following types of issues (dollars in millions):

	December 31, 2006		December 31, 2005
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
Public:
Higher education	$1,504	3.3%	$1,413	6.6%
Healthcare	844	1.8	929	4.3
Tax backed	778	1.7	821	3.8
Long-term care	701	1.5	686	3.2
General obligations	465	1.0	600	2.8
Not for profit	411	0.9	298	1.4
Transportation	385	0.8	434	2.0
Housing	278	0.6	280	1.3
Utilities	257	0.6	305	1.4
Other	456	1.0	340	1.6
Total public obligations	6,079	13.2	6,106	28.4
Non-Public:
Insured credit swaps	39,409	85.3	14,639	68.2
Structured finance	8	—	8	—
Other	709	1.5	714	3.4
Total non-public obligations	40,126	86.8	15,361	71.6
Total	$46,205	100.0%	$21,467	100.0%

The principal amount of insured public obligations as of December 31, 2006 and 2005, in the insured portfolio, net of amounts ceded, and the terms to final maturity were as follows (dollars in millions). Actual maturities could differ from final maturities because borrowers have the right to refund or prepay certain obligations.

	December 31, 2006		December 31, 2005
	Net Par Outstanding	% of Net Par Outstanding	Net Par Outstanding	% of Net Par Outstanding
California	$1,020	16.6%	$1,141	18.7%
New York	643	10.5	545	8.9
Texas	374	6.1	365	6.0
Florida	334	5.4	261	4.3
Pennsylvania	279	4.6	292	4.8
Other states	3,429	56.8	3,502	57.3
Total public obligations	$6,079	100.0%	$6,106	100.0%

Debt service on insured obligations for 2006 was approximately $51.0 billion. From its inception in 1997 through December 31, 2006, the Company has net paid and case-specific losses of $54.2 million on $202.3 million of net earned premium.

20.   RELATED PARTY TRANSACTIONS

During 2006 and 2005, the Company received management and structuring fee income from its non-consolidated CDOs of $18.5 million and $4.2 million, respectively (see Note 4). No CDOs were considered related parties in 2004. This amount is included in fee income.

In 2002, the Company replaced one of its investment managers with Stephens Capital Management (“Stephens”) and incurred investment management fees of $0.7 million, $0.1 million and $0.2 million related to Stephens during 2006, 2005 and 2004, respectively. This investment manager is affiliated with SF Holding Corp. (f/k/a Stephens Group Inc.), which has a representative on the Company’s Board of Directors and is an investor in the Company. In January 2007, the investment management agreement with Stephens was terminated.

During 2004, a Bear Stearns & Co. Inc. sponsored investment vehicle, BSMB/ACA LLC (“BSMB”) invested $105 million in the Company in exchange for series B senior convertible preferred stock. BSMB is the private equity affiliate of the Bear, Stearns Companies, Inc. a subsidiary of Bear, Stearns & Co. Inc. During 2006 and 2005, Bear, Stearns & Co. Inc. performed investment banking services for the Company on various transactions and was paid structuring and placement fees of $1.6 and $1.1 million, respectively. In March 2005, the Company borrowed $100 million via an investment trust structure sponsored by Bear Stearns. The Company is required to make quarterly interest payments to the trust at a rate equal to the three-month LIBOR plus 125 basis points (see Note 10).

Pursuant to employment contracts approved by the Board of Directors, in 2001 key senior executives purchased in aggregate 2,493,828 shares of common stock of the Company in exchange for $4.2 million, 10-year promissory notes payable to the Company. The promissory notes accrue interest at the 10-year U.S. Treasury rate. The Company received principal payments in connection with these promissory notes of approximately $0 million and $0.1 million, during 2006 and 2005, respectively. In May 2004, the previous Chief Executive Officer’s promissory note of $2.2 million was cancelled in connection with the Company’s repurchase of his shares of the Company’s stock. The Company recorded interest income related to the promissory notes of $0.1 million, $0.1 million and $0.1 million, during 2006, 2005 and 2004, respectively. Interest receivable relating to the promissory notes was $0.0 million and $0.1 million at December 31, 2006 and 2005, respectively. Pursuant to the Amended and Restated Employment Agreements, effective September 30, 2004, the Company discharged one-third of the outstanding unpaid principal and interest on the promissory notes of those senior executives remaining with the Company on March 1, 2005 and the remaining two thirds on March 1, 2006, in the amount of $0.3 million and $0.5 million respectively.

21.   LITIGATION

In May 2006, the Company paid a judgment in the amount of $3.7 million in satisfaction of a damages award in connection with an employment contract dispute with a former officer of the Company plus accrued interest through the date of payment. Also in May 2006, the Company settled the former officer’s attorney’s fees at an additional amount of $0.6 million. The Company had recorded a reserve of $4.2 million to cover these costs in December 2005. A judicial satisfaction of the judgment has been filed and the Company has no additional liability with respect to this matter.

The Company is not aware of any pending or threatened material litigation that it believes could reasonably be likely to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

22.   RESTRICTED BALANCES

As mentioned in Note 6, ACA Financial Guaranty has assets on deposits with various regulatory authorities at December 31, 2006. Additionally, as mentioned in Note 2, in connection with its CDO Asset Management and Structured Credit businesses, the Company has on deposit $65.6 million for the benefit of various counterparties at December 31, 2006. These funds revert back to the Company upon the expiration of the related risk and in certain instances may be used to pay losses should they be incurred. The Company also holds $1.5 million in collateral at December 31, 2006, through one of its consolidated CDOs, for the benefit of the CDO debt holders. Restricted balances are recorded as restricted cash on the consolidated balance sheets.

23.   SEGMENT INFORMATION

The Company’s reportable segments are as follows:

(1)         Structured Credit, which structures and sells credit protection, principally in the form of insured CDS, against a variety of asset classes in the institutional fixed income markets;

(2)         Public Finance, which provides insurance guaranteeing the timely payment of ultimate principal and interest on municipal and other public finance obligations;

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

The following tables summarize the Company’s operations and allocation of assets as of and for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Year ended December 31, 2006
	Structured Credit	Public Finance	CDO Asset Management	Other	Consolidated Totals
Revenues
Premiums earned	$795	$26,234	$—	$1,670	$28,699
Net insured credit swap revenue	53,018	477	4,107	—	57,602
Net investment income	8,724	16,210	309,430	3,802	338,166
Net realized and unrealized losses on investments	(311)	(688)	(2,876)	(159)	(4,034)
Net realized and unrealized gains on derivative instruments	—	—	8,559	—	8,559
Other net credit swap revenue	—	—	10,106	—	10,106
Fee and other income	905	550	23,562	—	25,017
Total revenues	63,131	42,783	352,888	5,313	464,115
Expenses
Loss and loss adjustment expenses	—	6,461	—	2,339	8,800
Policy acquisition costs	—	8,236	—	504	8,740
Other operating expenses	18,393	8,830	22,178	35	49,436
Interest expense	4,060	1,732	285,604	361	291,757
Depreciation and amortization	836	808	7,912	—	9,556
Total expenses	23,289	26,067	315,694	3,239	368,289
Income of minority interest	(271)	—	(3,767)	—	(4,038)
Income before income taxes	39,571	16,716	33,427	2,074	91,788
Provision for income tax	14,237	6,064	12,015	764	33,080
Net income	$25,334	$10,652	$21,412	$1,310	$58,708
Segment assets	$305,420	$550,753	$5,062,069	$119,952	$6,038,194

	Year ended December 31, 2005
	Structured Credit	Public Finance	CDO Asset Management	Other	Consolidated Totals
Revenues
Premiums earned	$2,548	$23,889	$—	$6,906	$33,343
Net insured credit swap revenue	20,542	13	1,016	—	21,571
Net investment income	828	13,862	236,591	3,310	254,591
Net realized losses	(35)	(591)	(2,010)	(141)	(2,777)
Net realized and unrealized gains (losses) on derivative instruments	—	—	8,410	—	8,410
Other net credit swap revenue	—	—	4,157	—	4,157
Fee and other income	632	307	10,351	9	11,299
Total revenues	24,515	37,480	258,515	10,084	330,594
Expenses
Loss and loss adjustment expenses	—	7,459	—	6,579	14,038
Policy acquisition costs	—	6,970	—	1,682	8,652
Other operating expenses	7,430	7,201	19,049	3,763	37,443
Interest expense	115	1,663	212,134	401	214,313
Depreciation and amortization	235	596	7,674	78	8,583
Total expenses	7,780	23,889	238,857	12,503	283,029
Income of minority interest	—	—	(3,708)	—	(3,708)
Income (loss) before income taxes	16,735	13,591	15,950	(2,419)	43,857
Provision for income tax	5,761	4,678	5,491	(833)	15,097
Net income (loss)	$10,974	$8,913	$10,459	$(1,586)	$28,760
Segment assets	$36,062	$483,794	$5,169,575	$102,769	$5,792,200

	Year ended December 31, 2004
	Structured Credit	Public Finance	CDO Asset Management	Other	Consolidated Totals
Revenues
Premiums earned	$6,161	$13,930	$—	$9,742	$29,833
Net insured credit swap revenue	5,617	—	10,401	—	16,018
Net investment income	524	8,770	114,782	2,094	126,170
Net realized losses	(10)	(163)	(6,335)	(39)	(6,547)
Net realized and unrealized gains (losses) on derivative instruments	—	—	6,520	—	6,520
Other net credit swap revenue	—	—	10,990	—	10,990
Fee and other income	644	4,057	5,184	143	10,028
Total revenues	12,936	26,594	141,542	11,940	193,012
Expenses
Loss and loss adjustment expenses	—	4,310	—	42,280	46,590
Policy acquisition costs	—	2,238	—	1,597	3,835
Other operating expenses	8,870	7,148	18,910	3,717	38,645
Interest expense	66	958	99,882	231	101,137
Depreciation and amortization	190	482	6,200	63	6,935
Total expenses	9,126	15,136	124,992	47,888	197,142
Loss of minority interest	—	—	476	—	476
Income (loss) before income taxes	3,810	11,458	17,026	(35,948)	(3,654)
Provision for income tax	1,448	4,354	6,470	(12,137)	135
Net income (loss)	$2,362	$7,104	$10,556	$(23,811)	$(3,789)
Segment assets	$33,029	$430,063	$5,136,008	$92,861	$5,691,961

24.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(dollars and shares in thousands, except per share amounts)
Numerator:
Net income (loss)	$58,708	$28,760	$(3,789)
Common stock undistributed earnings (loss)	$23,308	$7,687	$(3,789)
Participating convertible stock undistributed earnings	35,400	21,073	—
Total undistributed earnings (loss)	$58,708	$28,760	$(3,789)
Denominator:
Weighted average shares outstanding—basic:
Common stock	10,086	6,090	6,168
Participating convertible stock	14,608	16,704	—
Total—basic	24,694	22,794	6,168
Effect of diluted securities:
Convertible preferred stock	5,837	6,678	—
Stock options	501	414	—
Total—diluted	31,032	29,886	6,168
Basic earnings (loss) per share	$2.38	$1.26	$(0.61)
Diluted earnings (loss) per share	$1.89	$0.96	$(0.61)

As a result of the 2004 net loss, 4.74 million weighted average shares of participating convertible stock were excluded from the computation of basic earnings (loss) per share. Participating convertible stockholders do not participate in losses with the common stockholders. Additionally, 6.66 million and 0.24 million weighted average shares of dilutive potential common stock, resulting from convertible preferred stock and stock options, respectively, were not included in the computation of diluted earnings (loss) per share for the year ended December 31, 2004. In the absence of the net loss, diluted weighted average shares would have totaled 17.81 million.

The 2006, 2005 and 2004 computation of diluted earnings (loss) per share did not include the effects of 1.86 million, 0.30 million and 0.30 million options, respectively, to purchase shares of common stock because they would have an anti-dilutive effect on the computation.

25.   CONDENSED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars and shares in thousands, except per share amounts)
Revenues
Premiums earned	$4,882	$8,475	$8,594	$6,748
Net insured credit swap revenue	14,180	7,931	17,079	18,412
Net investment income	77,712	82,452	87,888	90,114
Net realized and unrealized losses on investments	(1,967)	(1,256)	(752)	(59)
Net realized and unrealized gains on derivative instruments	3,642	2,497	755	1,665
Other net credit swap revenue	2,913	2,631	2,090	2,472
Fee and other income	4,169	7,008	6,858	6,982
Total revenues	105,531	109,738	122,512	126,334
Expenses
Loss and loss adjustment expenses	2,021	1,661	2,576	2,542
Policy acquisition costs	1,392	2,768	2,638	1,942
Other operating expenses	10,613	12,681	11,999	14,143
Interest expense	66,419	70,964	76,095	78,279
Depreciation and amortization	2,492	2,225	2,456	2,383
Total expenses	82,937	90,299	95,764	99,289
Income of minority interest	(1,155)	(1,074)	(897)	(912)
Income before income taxes	21,439	18,365	25,851	26,133
Provision for income tax	7,292	6,323	9,790	9,675
Net income	$14,147	$12,042	$16,061	$16,458
Share and Per Share Data:
Numerator:
Net income	$14,147	$12,042	$16,061	$16,458
Common stock undistributed earnings	$3,778	$3,236	$4,403	$11,891
Participating convertible stock undistributed earnings	10,369	8,806	11,658	4,567
Total undistributed earnings	$14,147	$12,042	$16,061	$16,458
Denominator:
Weighted average shares outstanding—basic
Common stock	16,716	16,716	16,716	8,357
Participating convertible stock	6,090	6,142	6,312	21,763
Total—basic	22,806	22,858	23,028	30,120
Effect of dilutive securities:
Convertible preferred stock	6,679	6,679	6,679	3,339
Stock options	559	548	529	445
Total—diluted	30,044	30,085	30,236	33,904
Basic earnings per share	$0.62	$0.53	$0.70	$0.55
Diluted earnings per share	$0.47	$0.40	$0.53	$0.49

The computation of diluted earnings per share for the quarters ended March 31, June 30, September 30 and December 31, 2006 did not include the effect of 1.0 million, 1.0 million, 1.1 million and 1.9 million, options, respectively, to purchase shares of common stock because their exercise prices were greater than the corresponding market value per share of our common stock and would have an anti-dilutive effect on the computation.

	Quarter ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars and shares in thousands, except per share amounts)
Revenues
Premiums earned	$7,157	$9,064	$8,553	$8,569
Net insured credit swap revenue	3,597	946	12,529	4,499
Net investment income	53,529	60,945	66,887	73,230
Net realized gains (losses) on derivative instruments	12,941	(10,124)	2,360	456
Other net credit swap revenue	2,030	494	1,146	487
Fee and other income	3,159	1,502	3,040	3,598
Total revenues	82,413	62,827	94,515	90,839
Expenses
Loss and loss adjustment expenses	1,576	2,563	4,768	5,131
Policy acquisition costs	2,019	1,965	2,694	1,974
Other operating expenses	7,740	6,929	7,506	15,268
Interest expense	44,442	51,062	56,716	62,093
Depreciation and amortization	1,850	2,214	2,366	2,153
Total expenses	57,627	64,733	74,050	86,619
(Income) loss of minority interest	(1,741)	56	(1,440)	(583)
Income (loss) before income taxes	23,045	(1,850)	19,025	3,637
Provision for income tax	8,303	(225)	7,556	(537)
Net income (loss)	$14,742	$(1,625)	$11,469	$4,174
Share and Per Share Data:
Numerator:
Total income (loss)	$14,742	$(1,625)	$11,469	$4,174
Common stock undistributed earnings (loss)	$3,946	$(1,625)	$3,062	$1,116
Participating convertible stock undistributed earnings	10,796	—	8,407	3,058
Total undistributed earnings (loss)	$14,742	$(1,625)	$11,469	$4,174
Denominator:
Weighted average shares outstanding—basic:
Common stock	6,096	6,090	6,090	6,090
Participating convertible stock	16,686	—	16,716	16,716
Total basic	22,782	6,090	22,806	22,806
Effect of dilutive securities:
Convertible preferred stock	6,678	—	6,678	6,678
Stock options	330	—	330	438
Total—diluted	29,790	6,090	29,814	29,922
Basic earnings (loss) per share	$0.65	$(0.27)	$0.50	$0.18
Diluted earnings (loss) per share	$0.49	$(0.27)	$0.38	$0.14

As a result of the net loss for the quarter ended June 30, 2005, 16.68 million weighted average shares of participating convertible stock were excluded from the computation of basic earnings (loss) per share. Participating convertible stockholders do not participate in losses with the common stockholders. Additionally, 6.66 million and 0.30 million weighted average shares of dilutive potential common stock, resulting from convertible preferred stock and stock options, respectively, were not included in the computation of diluted earnings (loss) per share for the quarter ended June 30, 2005. In the absence of the net loss, diluted weighted average shares would have totaled 29.73 million.

The computation of diluted earnings (loss) per share for the quarters ended March 31, June 30, September 30 and December 31, 2005 did not include the effect of 0.30 million options to purchase shares of common stock because their exercise prices were greater than the corresponding market value per share of our common stock and would have an anti-dilutive effect on the computation.

* * * * * *

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment Of Internal Controls.   This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will be required to include management’s report on our internal control over financial reporting and the attestation report of our registered public accounting firm in our annual report on Form 10-K for the fiscal year ending December 31, 2007.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers and Corporate Governance.

Directors

The information required by this part of Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this part of Item 10 pursuant to General Instruction G (3) of Form 10-K.

Executive Officers

We list below our executive officers and significant employees as of March 15, 2007, along with their ages, positions and biographies for at least the past five years.

Name	Age	Position
	(at March 15, 2007)
Alan S. Roseman	49	Deputy Chairman, Chief Executive Officer and President
Edward U. Gilpin	45	Director, Executive Vice President and Chief Financial Officer
William T. Tomljanovic	44	Executive Vice President, Credit
Peter J. Hill	46	Executive Vice President, Public Finance
Joseph M. Pimbley	48	Executive Vice President, Institutional Risk Management
Laura U. Schwartz	44	Senior Managing Director, CDO Asset Management
James A. Rothman	42	Senior Managing Director, Structured Credit
Nora J. Dahlman	42	Senior Managing Director, General Counsel and Secretary

Alan S. Roseman has served as our Chief Executive Officer and President since he joined the Company in May 2004. Prior to joining us, he was the Executive Vice President and Co-Chief Operating Officer, as well as a member of the Executive and Underwriting Committees of ACE Financial Solutions from 1999 to 2004. Before joining ACE, he served for 11 years as Executive Vice President and General Counsel, and as a member of the Executive Committee, of Capital Re Corporation, a financial guaranty reinsurance company.

Edward U. Gilpin has served as our Executive Vice President and Chief Financial Officer since he joined the Company in December 2000. Previously, Mr. Gilpin was a senior investment banker in the Financial Institutions Group at Prudential Securities. Prior to that, Mr. Gilpin was the Chief Financial Officer for an “AAA” start-up venture sponsored by us and Prudential Securities and served in various senior positions at MBIA, Inc.

William T. Tomljanovic is an Executive Vice President and is responsible for Credit. Mr. Tomljanovic joined us in 2000. Prior to his current position, Mr. Tomljanovic served from 2000 to May 2004 as head of our former customized solutions group, which encompassed Structured Credit and certain other discontinued lines of business, and from May 2004 to February 2006 as head of structured finance. Previously, Mr. Tomljanovic was a Director of Investment Banking for Prudential Securities, responsible for originating and structuring CDOs, and served in various senior management positions with Capital Re Corporation. As previously disclosed, Mr. Tomljanovic has resigned effective March 16, 2007.

Peter J. Hill is an Executive Vice President and oversees our Public Finance business. Prior to joining us in 2007, Mr. Hill was a Managing Director and Co-Head of Public Finance at J.P. Morgan. He also co-chaired J.P. Morgan’s Public Finance Engagements Committee and was a member of the firm’s Credit Markets management team. He is a past Vice Chairman of the Municipal Securities Rulemaking Board (“MSRB”), past Chairman of the MSRB’s Nominating Committee, a past member of the Municipal Executive Committee of the Bond Market Association and served on the Finance & Economic Subcommittee of the Airports Council International.

Joseph M. Pimbley, Ph.D. is an Executive Vice President and is responsible for risk management across all of our business lines and our investment portfolio. Prior to joining us in 2002, Dr. Pimbley was Senior Vice President, Credit Derivative Product Manager, for the capital markets subsidiary of the Sumitomo Mitsui Banking Corporation from 1997 to 2002 and before that served as Senior Risk Manager for GE Capital.

Laura U. Schwartz is a Senior Managing Director and is responsible for our CDO Asset Management business. Before being named head of the CDO Asset Management business in 2004, Ms. Schwartz served as a senior portfolio manager. Prior to joining us in 2002, Ms. Schwartz was a director in the Asset Backed Finance Group at Merrill Lynch from 1998 to 2002, where she was responsible for the origination and execution of commercial and sub-prime residential mortgage backed securities.

James A. Rothman is a Senior Managing Director and is responsible for our Structured Credit business. Before being named head of the group in 2004, Mr. Rothman served as a senior underwriter in the group. Prior to joining us in 2001, Mr. Rothman served in various management positions at GE Capital Commercial Finance, Deutsche Bank Securities, PaineWebber and Chase Manhattan Mortgage Corporation, where he was responsible for various types of securitization transactions and structured mortgage transactions.

Nora J. Dahlman is a Senior Managing Director and is our General Counsel and Secretary. Before being named General Counsel and Secretary in 2004, she served as an Associate General Counsel supporting our CDO Asset Management and Structured Credit groups. Prior to joining us in 2003, Ms. Dahlman worked on personal projects from 2001 to 2003 and was First Vice President and Assistant General Counsel at Ambac from 1999 to 2001. Prior to joining Ambac, she was a Vice President and Attorney with Credit Lyonnais from 1997 to 1999 and before that spent several years in private practice as a finance associate.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this part of Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this part of Item 10 pursuant to General Instruction G (3) of Form 10-K.

Code of Ethics for Chief Executive Officer and Senior Financial Officers and Code of Conduct

The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers and a Code of Conduct that applies to all employees of the Company including its Chief Executive Officer and Chief Financial Officer. A copy of each of these codes can be found on the Company’s Internet website at www.aca.com, as well as in print to any stockholder upon request. The Company intends to disclose on its Internet website any amendments to, or waivers from, either code that are required to be publicly disclosed pursuant to the rules of the SEC and NYSE.

Corporate Governance Items

The information required by this part of Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this part of Item 10 pursuant to General Instruction G (3) of Form 10-K.

Item 11.                 Executive Compensation.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 13.                 Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

Item 14.                 Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007. Accordingly, we have omitted the information from this Item pursuant to General Instruction G (3) of Form 10-K.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a) Documents filed as a part of this report:

1.    Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.   Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule I	—Summary of Investments Other Than Investments in Related Parties	(Page S-1)
Schedule II	—Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-2 to S-5)
Schedule III	—Supplementary Insurance Information	(Page S-6)
Schedule IV	—Reinsurance	(Page S-7)

3.   Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation of the Company, as amended (Filed as Exhibits 3.1-3.1.7 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2006 and incorporated herein by reference).

3.2	Bylaws of the Company, as amended (Filed as Exhibits 3.2-3.2.2 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).
3.2.1	Third Amendment to the Bylaws of the Registrant dated March 23, 2007.
4.1	Specimen common stock certificate (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).
4.3

Amended and Restated Registration Rights Agreement, as amended (Filed as Exhibits 4.3-4.3.2 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

4.4

Stockholders Agreement, as amended (Filed as Exhibits 4.4-4.4.2 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 15, 2006 and incorporated herein by reference).

10.1

Credit Agreement dated May 1, 2006 among ACA Holdings, Inc., J.P. Morgan Securities Inc. and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.2

Investment Agreement, dated as of March 11, 2005, between ACA Parliament Funding, L.L.C. and Premium Asset Trust, With Respect to Premium Asset Trust, ACA Trust Series I (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.3

Indenture, dated as of December 29, 2004, between ACA Holdings, Inc., and Wilmington Trust Company (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.4

Indenture, dated as of October 29, 2003, between American Capital Access Holdings, Limited, and U.S. Bank National Association (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.5

Indenture, dated as of May 15, 2003, between American Capital Access Holdings, Limited, and U.S. Bank National Association (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.6

Indenture, dated as of December 4, 2002, between American Capital Access Holdings, Limited, and State Street Bank and Trust Company of Connecticut, National Association (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.7

Amended and Restated Employment Agreement, between the Company and Alan S. Roseman, dated as of November 9, 2006 (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).*

10.8

Amended and Restated Employment Agreement between the Company and Edward U. Gilpin, dated as of November 9, 2006 (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).*

10.9

Amended and Restated Employment Agreement, dated as of September 30, 2004, between the Company and William Tomljanovic, as amended (Filed as Exhibits 10.9-10.9.1 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*

10.10

Employment Agreement, dated as of September 30, 2004, between the Company and Laura Schwartz (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*

10.11

Employment Agreement, dated as of September 30, 2004, between the Company and James Rothman (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*

10.12

Amended and Restated 2004 Stock Incentive Plan, as amended (Filed as Exhibits 10.12-10.12.1 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*

10.13	Omnibus Equity Incentive Compensation Plan (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*
10.14

Fixed Income Investment Management Agreement, dated as of October 1, 2004, between ACA Financial Guaranty Corporation and J.P. Morgan Investment Management Inc. (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.15

Fixed Income Investment Management Agreement, dated as of March 26, 2002, between ACA Financial Guaranty Corporation and Stephens Inc. (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.16

Indemnity Agreement, dated as of May 10, 2005, between ACA Holdings, Inc. and Douglas Jacobs (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.17

Indemnity Agreement, dated as of May 10, 2005, between ACA Holdings, Inc. and William Lacy (Filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).

10.18	Amended and Restated 2006 Stock Incentive Plan (Filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*
10.19	Form of Amended and Restated Incentive Stock Option Agreement (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*
10.20

Form of Amended and Restated Non-Qualified Stock Option Agreement (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*

10.21	Form of Restricted Stock Award Agreement (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-133949 and incorporated herein by reference).*
10.22

Office Building Lease between ACA Financial Guaranty Corporation and 140 BW LLC, dated as of December 7, 2006 (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

10.23

Sublease between ACA Financial Guaranty Corporation and Platinum Technology International, Inc., dated October 19, 2006 (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference).

10.24	Employment Agreement, dated as of September 30, 2004, between the Company and Joseph Pimbley.*
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touch LLP.
24.1	Power of Attorney (included on signature page).
31.1	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*                    Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+                Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007	/s/ ALAN S. ROSEMAN
Alan S. Roseman
President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2007	/s/ EDWARD U. GILPIN
Edward U. Gilpin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan S. Roseman and Edward U. Gilpin, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as might or could be done in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN S. ROSEMAN	Chief Executive Officer, President and Deputy	March 30, 2007
Alan S. Roseman	Chairman of the Board (Principal Executive Officer)
/s/ EDWARD U. GILPIN	Executive Vice President, Chief Financial Officer	March 30, 2007
Edward U. Gilpin	and Director (Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID E. KING	Chairman of the Board of Directors	March 30, 2007
David E. King
/s/ DAVID M. BARSE	Director	March 30, 2007
David M. Barse
/s/ JOHN G. BERYLSON	Director	March 30, 2007
John G. Berylson
/s/ DOUGLAS L. JACOBS	Director	March 30, 2007
Douglas L. Jacobs
/s/ ROBERT JUNEJA	Director	March 30, 2007
Robert Juneja
/s/ WILLIAM H. LACY	Director	March 30, 2007
William H. Lacy
/s/ WARREN A. STEPHENS	Director	March 30, 2007
Warren A. Stephens

ACA Capital Holdings, Inc.
 Schedule I
 Summary of Investments—Other than Investments in Related Parties
 As of December 31, 2006 (Dollars in Thousands)

Type of Investment	Cost (Amortized)	Value	Amount At Which Shown In The Balance Sheet
Fixed Maturities:
Bonds:
United States Government and government agencies and authorities	$112,748	$111,062	$111,062
States, municipalities and political subdivisions	133,027	132,852	132,852
Public Utilities	3,949	3,851	3,851
All other corporate bonds	246,215	241,639	241,639
VIE Asset Backed Securities	4,547,122	4,536,694	4,536,694
Certificates of Deposit	178	178	178
Trading Securities	251,884	251,825	251,825
Total fixed maturities	5,295,123	5,278,101	5,278,101
Securities purchased under agreements to resell	10,248	10,248	10,248
VIE Guaranteed investment contract	119,340	119,340	119,340
Total Investments	$5,424,711	$5,407,689	$5,407,689

ACA Capital Holdings, Inc.
Schedule II
Condensed Financial Information of Registrant
CONDENSED BALANCE SHEETS
Parent Company Only
(Dollars in Thousands)

	December 31,
	2006	2005
ASSETS
Investments in subsidiaries and affiliates, at equity in net assets	$533,866	$440,075
Cash and cash equivalents	40,429	184
Receivable from affiliates	1,369	8,206
Deferred debt issuance costs	2,083	2,161
Notes receivable from affiliates	10,000	10,000
Other assets	2,744	4,524
Total assets	$590,491	$465,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Debt	$79,899	$79,899
Accrued interest payable	551	493
Accrued expenses and other liabilities	227	445
Total liabilities	80,677	80,837
STOCKHOLDERS’ EQUITY
Senior convertible preferred stock—0 and 220 shares authorized, 0 shares and 129 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	7,339
Convertible preferred stock—0 and 1,500 shares authorized, 0 and 959 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	54,858
Series B senior convertible preferred stock—0 and 3,000,000 shares authorized, 0 and 2,785,769 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	164,263
Common stock of 100,000,000 shares authorized at December 31, 2006 and 12,000,000 shares authorized at December 31, 2005; 37,375,123 and 6,442,950 shares issued and outstanding at December 31, 2006 and 2005, respectively; par value of $0.10	3,737	644
Gross paid-in and contributed capital	438,935	125,184
Treasury stock at cost—851,847 shares and 351,876 shares at December 31, 2006 and 2005, respectively	(12,088)	(5,500)
Notes receivable from stockholders	(3,121)	(1,355)
Deferred compensation	(870)	(2,030)
Accumulated other comprehensive income (loss) net of deferred income tax of $(1,760) and $5,369 at December 31, 2006 and 2005, respectively	(3,308)	11,132
Retained earnings	86,529	29,778
Total stockholders’ equity	509,814	384,313
Total liabilities and stockholders’ equity	$590,491	$465,150

See Supplemental Notes.

ACA Capital Holdings, Inc.
Schedule II
Condensed Financial Information of Registrant
CONDENSED STATEMENT OF INCOME
Parent Company Only
(Dollars in Thousands)

	For the years ended December 31,
	2006	2005	2004
Revenues:
Net investment income	$573	$95	$178
Total revenues	573	95	178
Expenses:
Other operating expenses	1,842	1,264	778
Interest expense	6,338	5,114	3,279
Depreciation and amortization	78	114	56
Total expenses	8,258	6,492	4,113
Equity in earnings (loss) of subsidiaries and affiliates, net of tax	65,675	32,662	(543)
Income (loss) before income taxes	57,990	26,265	(4,478)
Provision for income tax benefit	(718)	(2,495)	(689)
Net income (loss)	$58,708	$28,760	$(3,789)

See Supplemental Notes.

ACA Capital Holdings, Inc.
Schedule II
Condensed Financial Information of Registrant
CONDENSED STATEMENTS OF CASH FLOWS
Parent Company Only
(Dollars in Thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$58,708	$28,760	$(3,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Severance expense related to former Executive Stock Option Exercise	1,306	—	—
Equity in net (income) loss of affiliates	(65,675)	(32,662)	543
Increase (decrease) in intercompany payable balances	6,837	(1,032)	5,209
Share based compensation	1,007	—	—
Deferred compensation	1,160	1,160	(3,190)
Dividends received from subsidiaries	—	5,114	3,279
Increase (decrease) in accrued expenses and other liabilities	(218)	445	—
Discharge of notes receivable from stockholders	496	264	—
Increase in accrued interest payable	58	6	87
Amortization of debt issuance costs	78	78	55
Increase in taxes receivable	—	(1,368)	—
Other	1,780	(855)	1,277
Net cash provided by (used in) by operating activities	5,537	(90)	3,471
Cash flows from investing activities:
Capital contributions to subsidiaries	(42,556)	—	(188,110)
Notes receivable from affiliates	—	—	(9,120)
Net cash used in investing activities	(42,556)	—	(197,230)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	20,619
Net proceeds from common stock initial public offering	79,330	—	—
Payment of deferred debt issuance costs	—	—	(603)
Proceeds from issuance of preferred stock, net of issuance cost	—	311	163,891
Change in notes receivable from stockholders	—	37	344
Purchase of treasury stock	(2,066)	(74)	(4)
Net cash provided by financing activities	77,264	274	184,247
Net increase (decrease) in cash and cash equivalents	40,245	184	(9,512)
Cash and cash equivalents at beginning of year	184	—	9,512
Cash and cash equivalents at end of year	$40,429	$184	$—
Supplemental cash flow disclosures:
Income taxes paid (received)	$(5)	$414	$10
Interest paid	$6,280	$5,108	$3,192
Supplemental disclosure of Non Cash Financing Activities:
Common Stock acquired in exchange for note receivable	$2,262	$—	$2,200
Share redemptions related to exercised options by former employee	$4,522	$—	$—

See Supplemental Notes.

ACA Capital Holdings, Inc.
Schedule II
Condensed Financial Information of Registrant
NOTES TO FINANCIAL STATEMENTS
Parent Company Only

1.   Condensed Financial Statements

The Parent Company condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which are included elsewhere in this registration statement.

2.   Significant Accounting Policies

The Parent Company carries its investment in subsidiaries under the equity method.

3.   Long Term Obligations

As of December 31, 2006 and 2005, the Parent Company issued trust preferred debt securities of $79.9 million. The trust preferred securities have a stated term of 30 years with a call provision of five years from the date of each issuance. The current interest rates on the outstanding securities range from 8.71% to 9.47% at December 31, 2006. The effective interest rate of these securities is calculated based on 3-Month LIBOR plus a margin of 3.35% to 4.1% per annum subject to certain interest rate caps during the lives of the securities.

Issue	December 31, 2006	December 31, 2005	Issue Date	Maturity Date	Interest Rate Spread as of December 31, 2006
	(in thousands)	(in thousands)
I-PreTS I	$18,042	$18,042	December 4, 2002	December 2032	3 Month LIBOR + 4.00%
I-PreTS II	20,619	20,619	May 15, 2003	May 2033	3 Month LIBOR + 4.10%
I-PreTS III	20,619	20,619	October 29, 2003	October 2033	3 Month LIBOR + 3.95%
I-PreTS IV	20,619	20,619	December 29, 2004	December 2034	3 Month LIBOR + 3.35%
Total	$79,899	$79,899

ACA Capital Holdings, Inc.
Schedule III
Supplementary Insurance Information
As of and for the Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006
Segment	Deferred Policy Acquisition Costs	Unearned Premium Reserve	Reserve for Loss & LAE Expense	Net Investment Income	Net Premium Written	Net Premiums Earned	Loss & LAE Expense	Acquisition Costs	Other Operating Expenses
Public Finance	$48,640	$189,061	$22,482	$16,210	$29,206	$26,234	$6,461	$8,236	$8,830
CDO Asset Management(1)	—	—	—	309,430	—	—	—	—	22,178
Structured Credit(1)	—	—	—	8,724	706	795	—	—	18,393
Other	170	476	19,631	3,802	905	1,670	2,339	504	35
Total	$48,810	$189,537	$42,113	$338,166	$30,817	$28,699	$8,800	$8,740	$49,436

	2005
Segment	Deferred Policy Acquisition Costs	Unearned Premium Reserve	Reserve for Loss & LAE Expense	Net Investment Income	Net Premium Written	Net Premiums Earned	Loss & LAE Expense	Acquisition Costs	Other Operating Expenses
Public Finance	$46,942	$186,408	$16,807	$13,862	$34,877	$23,889	$7,459	$6,970	$7,201
CDO Asset Management(1)	—	—	—	236,591	—	—	—	—	19,049
Structured Credit(1)	—	90	—	828	2,638	2,548	—	—	7,430
Other	472	1,241	17,499	3,310	4,403	6,906	6,579	1,682	3,763
Total	$47,414	$187,739	$34,306	$254,591	$41,918	$33,343	$14,038	$8,652	$37,443

	2004
Segment	Deferred Policy Acquisition Costs	Unearned Premium Reserve	Reserve for Loss & LAE Expense	Net Investment Income	Net Premium Written	Net Premiums Earned	Loss & LAE Expense	Acquisition Costs	Other Operating Expenses
Public Finance	$45,956	$176,351	$12,520	$8,770	$29,780	$13,930	$4,310	$2,238	$7,148
CDO Asset Management(1)	—	—	—	114,782	—	—	—	—	18,910
Structured Credit(1)	—	—	—	524	4,670	6,161	—	—	8,870
Other	600	3,789	23,486	2,094	11,032	9,742	42,280	1,597	3,717
Total	$46,556	$180,140	$36,006	$126,170	$45,482	$29,833	$46,590	$3,835	$38,645

(1)          Because CDO Asset Management and Structured Credit transactions are in the form of credit default swaps and are derivatives under SFAS 133, any loss activity is recorded in the caption, “Net realized and unrealized gains (losses) on derivatives.”  Revenues received are recorded as premium because our insurance subsidiary, ACA Financial Guaranty, provides credit protection to the buyers under these contracts pursuant to its role as financial guarantor.

ACA Capital Holdings, Inc.
Schedule IV
Reinsurance
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	Gross Amount	Ceded	Assumed	Net	Percentage of Amount Assumed to Net
2006 Earned Premium	$28,672	$(826)	$853	$28,699	2.97%
2005 Earned Premium	$32,684	$(337)	$996	$33,343	2.99%
2004 Earned Premium	$36,399	$(6,874)	$308	$29,833	1.03%

EXHIBIT INDEX

3.2.1	Third Amendment to the Bylaws of the Registrant dated March 23, 2007.
10.24	Employment Agreement, dated as of September 30, 2004, between the Registrant and Joseph Pimbley. *
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touch LLP.
31.1	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

*                    Management contract or compensatory plan contract or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

+                Furnished herewith.