Form 10-Q
period 2007-03-31
ACA Capital Holdings Inc
filed 2007-05-15
CIK 1304623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

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

As of May 14, 2007, 37,414,603 shares of Common Stock, par value $0.10 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements of ACA Capital Holdings, Inc. and Subsidiaries (Unaudited)

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Investments:
Fixed-maturity securities available for sale at fair value, amortized cost of $5,004,901 and $5,043,239, respectively	$4,824,314	$5,026,276
Fixed-maturity securities trading at fair value, amortized cost of $309,529 and $251,884, respectively	308,012	251,825
Securities purchased under agreements to resell	3,679	10,248
Guaranteed investment contract	119,340	119,340
Total investments	5,255,345	5,407,689
Cash:
Cash and cash equivalents	426,026	379,905
Restricted cash	70,221	67,061
Total cash	496,247	446,966
Accrued investment income	20,764	21,222
Derivative assets	23,784	19,730
Deferred policy acquisition costs, net	49,247	48,810
Deferred debt issuance costs, net	32,440	34,104
Receivable for securities sold	1,106	824
Prepaid reinsurance premiums	511	528
Deferred income taxes	55,171	—
Other assets	73,840	58,321
Total assets	$6,008,455	$6,038,194

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unearned premiums	$189,281	$189,537
Reserve for losses and loss adjustment expenses	44,108	42,113
Short-term debt	2,678,982	2,677,828
Long-term debt	2,095,236	2,125,914
Related party debt	100,000	100,000
Securities sold under agreements to repurchase	277,701	232,227
Derivative liabilities	44,239	33,874
Accrued interest payable	16,264	17,900
Accrued expenses and other liabilities	59,110	61,855
Payable for securities purchased	50,813	9,628
Current income tax payable	8,856	7,056
Deferred income taxes	—	258
Total liabilities	5,564,590	5,498,190

MINORITY INTEREST	19,189	30,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock of 100,000,000 shares authorized at March 31, 2007 and December 31, 2006; 37,414,603 and 37,375,123 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively; par value of $0.10	3,741	3,737
Gross paid-in and contributed capital	440,266	438,935
Treasury stock at cost — 851,847 shares at March 31, 2007 and December 31, 2006	(12,088)	(12,088)
Notes receivable from stockholders	(3,121)	(3,121)
Deferred compensation	(580)	(870)
Accumulated other comprehensive income — net of deferred income tax of $(53,822) and $(1,760) at March 31, 2007 and December 31, 2006, respectively	(99,988)	(3,308)
Retained earnings	96,446	86,529
Total stockholders’ equity	424,676	509,814
Total liabilities, minority interest and stockholders’ equity	$6,008,455	$6,038,194

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars and shares in thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
REVENUES:
Gross premiums written	$5,041	$4,788
Less premiums ceded	(131)	(125)
Net premiums written	4,910	4,663
Decrease in unearned premium reserve - net	239	219
Premiums earned	5,149	4,882
Net insured credit swap revenue	3,699	14,180
Net investment income	89,920	77,712
Net realized and unrealized losses on investments	(3,708)	(1,967)
Net realized and unrealized gains on derivative instruments	2,080	3,642
Other net credit swap revenue	12,306	2,913
Fee income	6,332	4,118
Other income	56	51
Total revenues	115,834	105,531

EXPENSES:
Loss and loss adjustment expenses	1,373	2,021
Policy acquisition costs	1,477	1,392
Other operating expenses	16,153	10,613
Interest expense	76,408	66,419
Depreciation and amortization	2,259	2,492
Total expenses	97,670	82,937
Income of minority interest	(879)	(1,155)
Income before income taxes	17,285	21,439
Provision for income tax expense	5,868	7,292
Net income	$11,417	$14,147

Share and Per Share Data
Earnings per share
Basic	$0.31	$0.62
Diluted	$0.31	$0.47

Weighted average shares outstanding
Basic	36,540	22,806
Diluted	37,120	30,044

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in thousands, except for share amounts)

			Common Stock		Gross Paid in and		Notes Receivable		Accumulated Other		Total
	Preferred Stock			Par	Contributed	Treasury	from	Deferred	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Value	Capital	Stock	Stockholders	Compensation	Income	Earnings	Equity
BALANCE—January 1, 2006	2,786,857	$226,460	6,442,950	$644	$125,184	$(5,500)	$(1,355)	$(2,030)	$11,132	$29,778	$384,313
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	14,147	14,147
Change in unrealized gain on investments, net of change in deferred income tax of $1,748	—	—	—	—	—	—	—	—	3,247	—	3,247
Change in derivative hedges, net of change in deferred income tax of $75	—	—	—	—	—	—	—	—	140	—	140
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	17,534
Vesting of Series B senior conv. prf stock to CEO	—	—	—	—	—	—	—	290	—	—	290
Stock based compensation-stock options	—	—	—	—	226	—	—	—	—	—	226
Discharge of note receivable from stockholders	—	—	—	—	—	—	546	—	—	—	546
BALANCE—March 31, 2006	2,786,857	$226,460	6,442,950	$644	$125,410	$(5,500)	$(809)	$(1,740)	$14,519	$43,925	$402,909

BALANCE—January 1, 2007	—	$—	37,375,123	$3,737	$438,935	$(12,088)	$(3,121)	$(870)	$(3,308)	$86,529	$509,814
Effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	11,417	11,417
Change in unrealized loss on investments, net of change in deferred income tax of $(51,370)	—	—	—	—	—	—	—	—	(95,402)	—	(95,402)
Change in derivative hedges, net of change in deferred income tax of $(692)	—	—	—	—	—	—	—	—	(1,285)	—	(1,285)
Foreign exchange unrealized gain	—	—	—	—	—	—	—	—	7	—	7
Total comprehensive income	—	—	—	—	—	—	—	—	—		(85,263)
Vesting of CEO restricted common stock	—	—	—	—	—	—	—	290	—	—	290
Offering costs	—	—	—	—	(161)	—	—	—	—	—	(161)
Stock based compensation—restricted stock	—	—	—	—	222	—	—	—	—	—	222
Stock based compensation—stock options	—	—	—	—	863	—	—	—	—	—	863
Exercise of common stock options	—	—	39,480	4	407	—	—	—	—	—	411
BALANCE—March 31, 2007	—	$—	37,414,603	$3,741	$440,266	$(12,088)	$(3,121)	$(580)	$(99,988)	$96,446	$424,676

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,417	$14,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,947	2,492
Accrual of discount and amortization of premium on investment—net	(33)	(70)
Income of minority interest	879	1,155
Net realized losses on fixed-maturity securities-available-for-sale	2,205	1,968
Net realized and unrealized losses on fixed-maturity securities- trading	1,504	—
Net realized and unrealized gains on derivative instruments	(2,080)	(3,642)
Net realized and unrealized (gains) losses on net insured credit swap revenue	15,063	(4,116)
Net realized and unrealized gains on other net credit swap revenue	(8,138)	(194)
Share based compensation expense	1,085	226
Discharge of note receivable from shareholders	—	546
Deferred compensation	290	290
Purchase of securities under agreement to resell	6,569	—
Purchases of fixed-maturity securities-trading	(86,369)	—
Proceeds from sales of fixed-maturity securities- trading	28,416	—
Securities sold under agreement to repurchase	45,474	—

Changes in assets and liabilities:
Income taxes payable	1,800	150
Deferred income tax expense	1,092	3,409
Prepaid reinsurance premiums	17	122
Derivative liabilities	(684)	16,674
Accrued expenses and other liabilities	(17,532)	(7,490)
Deferred policy acquisition costs	(437)	(693)
Unearned premium reserve	(256)	(23,954)
Loss and loss adjustment expenses	1,995	1,695
Interest payable	(1,636)	637
Interest receivable	458	(1,164)
Other	(1,422)	6,104
Net cash provided by operating activities	1,624	8,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Net deposit of restricted cash	(3,160)	(4,026)
Purchases of fixed maturity securities available for sale	(251,053)	(247,905)
Proceeds from sales of fixed maturity securities available for sale	57,140	59,226
Proceeds from maturities of fixed maturity securities available for sale	271,245	232,267
Net purchase of property and equipment	(401)	(197)
Net cash provided by investing activities	73,771	39,365

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of commercial paper—net	1,154	1,001
Paydown on long-term debt	(30,678)	(39,298)
Payment of issuance costs for debt	—	(154)
Proceeds from exercise of common stock	411	—
Offering costs	(161)	—
Net cash used in financing activities	(29,274)	(38,451)
NET INCREASE IN CASH AND CASH EQUIVALENTS	46,121	9,206

CASH AND CASH EQUIVALENTS—beginning of period	379,905	174,420
CASH AND CASH EQUIVALENTS—end of period	$426,026	$183,626

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Federal and local income taxes paid	$3,076	$3,108
Interest paid	$78,043	$65,782

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.  BUSINESS, ORGANIZATION AND OPERATIONS

ACA Capital Holdings, Inc. (“ACA” or the “Company”), is a Delaware domiciled holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and public finance capital markets, as well as providing asset management services.  The Company’s principal activities include financial guaranty insurance of public finance obligations, structured credit risk assumption through insured credit derivatives and collateralized debt obligation asset management.  ACA conducts its business through three principal wholly-owned indirect subsidiaries.  Its financial guaranty insurance business is conducted through ACA Financial Guaranty Corporation (“ACA Financial Guaranty”), a Maryland domiciled insurance company.  ACA Financial Guaranty is licensed to conduct financial guaranty insurance business, which provides credit enhancement on public finance and other debt obligations, in all 50 states, the District of Columbia, Guam, the U.S. Virgin Islands and Puerto Rico.  Standard & Poor’s Rating Services (“S&P”) has assigned a financial strength rating of “A” to ACA Financial Guaranty.  ACA Financial Guaranty also provides the credit support for the Company’s Structured Credit business activities.  The Company conducts its CDO Asset Management business primarily through ACA Service L.L.C. and ACA Management, L.L.C.  This business encompasses the origination (in collaboration with investment banks), structuring and management of collateralized debt obligations (including collateralized loan obligations and other similarly securitized asset classes, collectively “CDOs”).  In January 2007, the Company’s wholly-owned indirect subsidiary, ACA Capital Management (U.K.) Pte. Limited, became authorized and regulated by the Financial Services Authority as an investment manager to manage CDOs in the United Kingdom and most of Europe.

The Company’s business is composed of three distinct continuing lines of business or segments.  They are Public Finance, Structured Credit and CDO Asset Management.  A fourth line of business, Other, includes business in areas and markets in which the Company is no longer active.  Although the Public Finance and Structured Credit businesses are reported in separate segments, together they form the Company’s financial guaranty insurance business.  Public Finance primarily provides financial guaranty insurance policies guaranteeing the timely payment of scheduled principal and interest on public finance and other debt obligations.  Structured Credit structures and sells credit protection, principally in the form of insured credit default swaps (“CDS”), against a variety of asset classes in the institutional fixed income markets.  CDO Asset Management focuses on CDO origination, structuring and management.  The Company will at times assume risk in the CDOs it manages through investment in some portion of the capital structure.

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

On November 9, 2006, the Company priced its initial public offering of 6,875,000 shares of newly issued common stock and 23,541 shares of existing common stock.  The Company realized gross proceeds of $13 per share on the newly issued common stock, or $89.4 million.  Net proceeds to the Company were $79.2 million, after issuance costs.  On November 10, 2006, the Company’s common stock commenced trading on the New York Stock Exchange under the symbol “ACA.”  In conjunction with the initial public offering, the Company’s senior convertible preferred stock, convertible preferred stock and series B senior convertible preferred stock all converted to common stock concurrently with the closing of our offering on November 15, 2006 at their conversion ratios of 6,000:1 shares, 6,000:1 shares and 6:1 shares, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”), filed with the SEC on April 2, 2007.  These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair presentation of our financial position and results of operations for these periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In August 2006, the Company’s Board of Directors authorized a dividend of stock in order to effect a six-for-one stock split.  All prior share and per share amounts have been restated to reflect the stock split.

3.  RELEVANT RECENT ACCOUNTING PRONOUNCEMENTS

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) released an exposure draft entitled “Accounting for Financial Guarantee Contracts—an interpretation of FASB Statement No. 60” (the “Proposed Statement”).  While FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises,” sets out accounting standards for property and casualty and life insurance enterprises, it has historically not specifically considered financial guaranty insurance.  This new interpretation is intended to address the specific attributes of this type of insurance.  The principal items addressed in the exposure draft relate to revenue recognition, the establishment of claim reserves and disclosures around such reserves.  The Proposed Statement would be effective for financial statements issued for fiscal years beginning after December 31, 2007. While certain provisions of the Proposed Statement are still being analyzed, management believes that the cumulative effect of initially applying the Proposed Statement could be material to our financial statements. Until the final interpretation is issued by the FASB, the Company continues to apply the accounting policies as disclosed in its Form 10-K.

In February 2007, the FASB issued Financial Accounting Standard (“FAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 permits reporting entities to choose to remeasure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years that begin after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity also elects to apply the provisions of FAS 157, which are described above.  This early adoption election must be made within 120 days of the beginning of the fiscal year of adoption provided the entity has not yet issued interim period financial statements.  Management is currently evaluating the potential impact, if any, which the adoption of FAS 159 will have on the Company’s financial statements.

On January 1, 2007, the Company adopted FAS 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), an amendment of FAS 133, “Accounting for Derivative Instruments and Certain Hedging Activities” (“FAS 133”) and FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”).  The implementation of this statement did not have a material impact on the Company’s financial statements.

On January 1, 2007, the Company adopted FASB Interpretation No.  (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). The adoption of FIN 48 resulted in a decrease to stockholders’ equity as of January 1, 2007 of $1.5 million (see Note 6).

.

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

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”), was issued.  This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacement of insurance and investment contracts other than those specifically described in FAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-01 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption of this SOP did not have a material impact on the Company’s financial statements.

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

The following table lists each of the Company’s CDOs outstanding as of March 31, 2007 (dollars in millions):

	Year						Original		First
	Deal	Transaction		Notional			Investment in	Retained	Optional	Maturity
CDO name	Closed	Type	Collateral Type (1)	Deal Size (3)		Consolidated	Retained Equity	Equity %	Call Date(4)	Date
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$404		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	400		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,500		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	450		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,511		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	452		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	450		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,500		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	750		No	1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	750		No	3.5	11	1/2011	1/2047
ACA ABS 2007-1	2007	Partially funded	Investment Grade	1,500		No	1.4	5	3/2010	5/2047
Millbrook	2007	Unfunded	Investment Grade	62		No	—	—	3/2010	10/2052
Total Asset-Backed CDOs				13,204			133.8

Corporate Credit CDOs:
ACA CDS 2002-1	2002	Partially funded	Investment Grade	1,000		Yes	22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	67	(2)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	67	(2)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	356	(5)	No	—	—	N/A	9/2016
Dolomite	2007	Unfunded	Investment Grade	66	(2)	No	—	—	N/A	7/2014
Total Corporate Credit CDOs				2,556			47.0

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	350		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	300		No	2.2	10	1/2011	1/2021
Total Leveraged Loan CDOs				950			7.2

Total				$16,710			$188.0

Note: As of March 27, 2007, the Company’s risk under corporate credit CDO ACA CDS 2001-1 expired.

(1)             Investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)             The original notional deal sizes for Argon 49 and Argon 57 were € 50 million each, and that for Dolomite was € 49 million and $1 million. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on March 31, 2007.

(3)             Notional deal size is defined as total liabilities at the deal’s inception.

(4)             Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders following the conclusion of the reinvestment period, which is referred to as the First Optional Call Date.

(5)             Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen.  For purposes of this chart, we have converted this amount to U.S. dollars at the prevailing currency exchange rates on March 31, 2007.

As of March 31, 2007 and December 31, 2006, consolidated liabilities include non-recourse debt from consolidated CDOs of $4,683.4 million and $4,711.8 million, respectively.  Also, as of March 31, 2007 and December 31, 2006, investments include CDO related fixed maturity securities and guaranteed investment contracts of $4,447.5 million and $4,656.0 million, respectively, and cash of $333.9 and $265.0 million, respectively.

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

The following table disaggregates net insured credit swap revenue into its component parts for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Net insured credit swap revenue
Insured credit swap premiums earned	$18,762	$10,064
Unrealized gains (losses) on insured credit swaps	(15,063)	3,895
Realized gains on insured credit swaps	—	221
Total net insured credit swap revenue	$3,699	$14,180

Other net credit swap revenue includes revenues received from a partially funded CDS CDO which sells credit protection under credit swaps for which it receives fixed quarterly fees as well as the residual returns on two synthetic equity participations.  Other net credit swap revenue also includes net realized and unrealized gains and losses associated with these transactions, if any.  These revenues are included in the Company’s consolidated statement of operations.

The following table disaggregates other net credit swap revenue into its component parts for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Other net credit swap revenue
Credit swap fees earned	$4,168	$2,719
Unrealized gains on credit swaps	8,138	194
Total other net credit swap revenue	$12,306	$2,913

6.  INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As a result of the implementation of FIN 48, the Company recorded a $1.5 million reserve for uncertain tax positions and a corresponding decrease to the 2007 opening retained earnings.  The Company’s effective tax rate would be increased if $1.5 million of unrecognized tax expense were recognized.  It is unlikely that the unrecognized tax expense will significantly change in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company records interest and penalties related to unrecognized tax benefits in income taxes.  $470,000 in accrued interest and penalties is included in the $1.5 million reserve for uncertain tax positions related to our adoption of FIN 48.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate.  The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to the Company’s investment in securities exempt from federal income tax.

7.  LITIGATION

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

The Company is not aware of any pending or threatened litigation that it believes could reasonably be likely to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

8.  SEGMENT INFORMATION

The Company’s reportable segments are as follows:

(1)           Structured Credit, which structures and sells credit protection, principally in the form of insured CDS, against a variety of asset classes in the institutional fixed income markets;

(2)           Public Finance, which provides insurance guaranteeing the timely payment of principal and interest on public finance and other debt obligations;

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates segment performance based on its income (loss) before income taxes.  Reportable segment results are presented net of material inter-segment transactions.  The following tables summarize the Company’s operations and allocation of assets as of and for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three months ended March 31, 2007
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$87	$4,672	$—	$282	$5,041

Premiums earned	$87	$4,878	$—	$184	$5,149
Net insured credit swap revenue	4,645	1,146	(2,092)	—	3,699
Net investment income	5,745	4,277	78,846	1,052	89,920
Net realized and unrealized losses on investments	(1,512)	(29)	(2,160)	(7)	(3,708)
Net realized and unrealized gains on derivative instruments	(4)	—	2,084	—	2,080
Other net credit swap revenue	(37)	—	12,343	—	12,306
Fee and other income	115	91	6,182	—	6,388
Total revenues	9,039	10,363	95,203	1,229	115,834

EXPENSES:
Loss and loss adjustment expenses	—	1,025	—	348	1,373
Policy acquisition costs	—	1,463	—	14	1,477
Other operating expenses	6,290	2,907	6,945	11	16,153
Interest expense	3,290	386	72,640	92	76,408
Depreciation and amortization	138	114	2,007	—	2,259
Total expenses	9,718	5,895	81,592	465	97,670
Income of minority interest	83	—	(962)	—	(879)
Income before income taxes	(596)	4,468	12,649	764	17,285
Provision for income tax expense	(202)	1,517	4,294	259	5,868
Net income	$(394)	$2,951	$8,355	$505	$11,417

Segment Assets	$351,608	$552,466	$4,984,141	$120,240	$6,008,455

	Three months ended March 31, 2006
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$278	$4,082	$—	$428	$4,788

Premiums earned	$296	$4,177	$—	$409	$4,882
Net insured credit swap revenue	12,740	662	778	—	14,180
Net investment income	852	3,871	72,095	894	77,712
Net realized and unrealized losses on investments	(136)	(736)	(926)	(169)	(1,967)
Net realized and unrealized gains on derivative instruments	—	—	3,642	—	3,642
Other net credit swap revenue	(14)	—	2,927	—	2,913
Fee and other income	130	98	3,941	—	4,169
Total revenues	13,868	8,072	82,457	1,134	105,531

EXPENSES:
Loss and loss adjustment expenses	—	1,376	—	645	2,021
Policy acquisition costs	—	1,272	—	120	1,392
Other operating expenses	3,917	2,112	4,584	—	10,613
Interest expense	83	403	65,848	85	66,419
Depreciation and amortization	206	188	2,098	—	2,492
Total expenses	4,206	5,351	72,530	850	82,937
Income of minority interest	—	—	(1,155)	—	(1,155)
Income before income taxes	9,662	2,721	8,772	284	21,439
Provision for income tax expense	3,286	925	2,984	97	7,292
Net income	$6,376	$1,796	$5,788	$187	$14,147

Segment Assets	$43,914	$454,213	$5,167,487	$95,582	$5,761,196

9.  STOCK PLANS AND STOCK BASED COMPENSATION

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

Unless otherwise provided by the Company, depending upon which version of plan the options were granted under, each option vests ratably either annually over 3 years or every 6 months over 3 1/2 years, beginning at the date of grant.

On September 30, 2004, the Company granted 335,214 restricted shares at a fair market value of $10.38 per share, to the Company’s president and chief executive officer (the “Executive”).  The total value at the grant date of the restricted stock totaled $3.5 million.  The restricted stock vests one-third per year over a three-year period provided the Executive has been continuously employed by the Company or a subsidiary throughout the applicable vesting period.  In both the first three months of 2007 and 2006, the vested portion of the restricted stock totaled $0.3 million, which was recognized in the Company’s consolidated statement of operations.

In December 2004, the FASB issued FAS 123(R), “Shared Based Payments” (“FAS 123(R)”) that requires compensation cost related to share-based payment transactions to be recognized in an issuer’s financial statements.  The compensation cost, with limited exceptions, is measured based on the grant-date fair value of the equity or liability instrument issued.  FAS 123(R) replaces FAS 123, “Accounting for Stock Based Compensation” (“FAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issue to Employees” (“APB 25”).

Effective January 1, 2006, the Company adopted FAS 123(R) using the prospective application as permitted by FAS 123(R).  Under this application, we are required to record compensation expense for all awards granted after the date of adoption.  Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB 25.  Compensation cost is recognized over the periods that an employee provides service in exchange for the award. The Company recorded stock-based compensation expense of $1.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, $0.1 million and $0 million of which, respectively, was deferred related to policy acquisition costs. The Company recorded a tax benefit of $0.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

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

	March 31,	March 31,
	2007	2006
Expected life (years)	6.00	6.00
Risk free interest rate	4.71%	4.55%
Volatility	25.00%	25.00%
Dividend yield	0.00%	0.00%

Utilizing these assumptions, the weighted-average per-share fair value of stock options granted in the first three months of 2007 and 2006 was $5.19 and $4.45, respectively.

A summary of option activity for the three months ended March 31, 2007 and 2006 is as follows:

	2007		2006
	Activity	Weighted Average Exercise Price Per Share	Activity	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	3,897,048	$11.50	3,042,306	$10.53
Granted	448,000	$14.63	1,017,000	$12.66
Exercised	(39,480)	$10.41	—	—
Forfeited	(98,226)	$12.16	(26,538)	$10.64
Expired	—	—	—	—
Outstanding, end of period	4,207,342	$11.83	4,032,768	$11.07
Options vested, end of period	2,119,783	$11.05	2,031,336	$10.57

As of March 31, 2007, there was $9.1 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our stock option plans.  This cost is expected to be recognized over a weighted average period of 3.16 years.

During the first quarter of 2007, the Company granted 106,500 shares of restricted stock.  As of March 31, 2007, the Company had 346,654 shares of unvested restricted stock outstanding under the 2006 Plan. With the exception of 6,154 shares of restricted stock granted to certain independent directors of the Company, which vest pro rata, annually over three years, these shares vest pro-rata, annually over 4 years, as long as the grantee is still with the Company.

The table summarizes information regarding fully vested share options as of March 31, 2007:

(Dollars in thousands, except per share amount)
Number of options vested	2,119,783
Weighted average exercise price per share	$11.05
Aggregate intrinsic value (excess market price over exercise price)	$23,430
Weighted average remaining contractual term of options (in years)	5.37

The following table summarizes information concerning outstanding and exercisable options at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$9.01-$10.51	1,856,815	5.48	$10.33	1,403,105	$10.31
$10.52-$12.01	96,000	7.87	$11.63	55,453	$11.63
$12.02-$13.51	1,814,527	8.16	$12.70	661,225	$12.58
$13.52-$15.01	440,000	9.77	$14.63	—	—
	4,207,342	7.14	$11.83	2,119,783	$11.05

Prior to the adoption of FAS 123(R), the Company applied APB 25 to account for its stock-based compensation awards and provided the required pro forma disclosures of FAS 123.  The following table illustrates the effect on net income and earnings per share had compensation expense for stock-based compensation awards been recorded in the three months ended March 31, 2007 and 2006, based on the fair value method under FAS 123.

	Three months ended	Three months ended
(In thousands, except per share amounts)	March 31, 2007	March 31, 2006
Net income, as reported	$11,417	$14,147
Deduct: Stock-based compensation expense determined under fair value method for awards granted prior to the adoption of FAS 123(R), net of related tax effects	(76)	(106)
Pro forma net income	$11,341	$14,041
Basic earnings per share
As reported	$0.31	$0.62
Pro forma	$0.31	$0.62
Diluted earnings per share
As reported	$0.31	$0.47
Pro forma	$0.31	$0.47

10.  INVESTMENTS

The Company accounts for its investments in fixed maturity securities in accordance with the FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and Emerging Issues Task Force (“EITF”) Issue  99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  Management determines the appropriate classification of securities at the time of purchase.  As of March 31, 2007 and December 31, 2006, all investments in fixed maturity securities, with the exception of the Company’s investments in its Credit-Focused Absolute Return Fixed Income Fund (the “Credit Fund”) (see Note 11), were designated as available-for-sale and were carried at fair value.  Fixed maturity securities in the Company’s Credit Fund are designated as trading securities and are also carried at fair value.  The difference between fair value and amortized cost of available-for-sale securities is included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax.  Changes in fair value of trading securities are included in net income.  The fair value of these securities is based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models.  These models include estimates, made by management, which utilize current market information.  The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

The Company’s process for identifying declines in the fair value of investments that are other than temporary involves consideration of several factors.  These factors include (i) the duration of a significant decline in value, (ii) the liquidity, business prospects and overall financial condition of the issuer, (iii) the magnitude of the decline, (iv) the collateral structure and other credit support, as applicable, (v) the Company’s intent and ability to hold the investment until the values recover, and (vi) for asset-backed securities, the estimated cash flows. When the analysis of the above factors results in a conclusion that a decline in fair value is other than temporary, the cost of the security is written down to fair value as of the reporting date and any previously unrealized loss is realized in the period such a determination is made.

The Company recognized $2.6 million and $0.9 million of other than temporary impairments within the CDO VIE portfolio during the three months ended March 31, 2007 and 2006, respectively.

The following table shows the gross unrealized losses and fair value of our fixed maturity securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$30,937	$(532)	$1,840	$(55)	$32,777	$(587)
Federal-agency securities	66,399	(558)	4,478	(69)	70,877	(627)
Obligations of states and political subdivisions	6,353	(46)	52,401	(886)	58,754	(932)
Corporate securities	15,000	(163)	55,770	(1,937)	70,770	(2,100)
Asset-backed securities	949	—	5,350	(61)	6,299	(61)
Mortgage-backed securities	28,058	(217)	96,021	(2,356)	124,079	(2,573)
Total non-VIE securities	147,696	(1,516)	215,860	(5,364)	363,556	(6,880)
Available for sale-VIE—asset-backed securities	2,069,566	(178,262)	461,157	(15,960)	2,530,723	(194,222)
Total available for sale-non-VIE	$2,217,262	$(179,778)	$677,017	$(21,324)	$2,894,279	$(201,102)

The unrealized losses on the non-VIE Company’s investments were generally caused by interest rate increases.  Because the decline in market value of these securities was attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily-impaired at March 31, 2007.

A substantial portion of the unrealized loss in VIE asset-backed securities is related to collateralized residential mortgage backed securities (“RMBS”), including both sub-prime and mid-prime quality mortgages.  The last quarter of 2006 and first quarter of 2007 saw significant disruption and consolidation in the sub-prime mortgage market, with some mortgage originators being purchased or exiting the business. This disruption translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  In particular, securities backed by mortgages from what are currently perceived as originators with weaker underwriting standards experienced a decrease in price in late 2006 and the first quarter of 2007, even when the credit performance of the securities had not suffered.  An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal.  Since the Company, at March 31, 2007, believed that it would be able to collect amounts due on its RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities, we did not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Included above are 869 fixed maturity securities, 166 in the non-VIE portfolios, and 703 in the VIE portfolios.  At March 31, 2007, there were 115 fixed maturity securities of whose amortized cost exceeded its respective fair value by greater than 20%.  Over 99% of the securities in both the non-VIE portfolio and the VIE portfolios are rated investment grade.  Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of March 31, 2007.

11.  CREDIT-FOCUSED ABSOLUTE RETURN FIXED INCOME FUND

In May 2006, the Company launched the Credit Fund to leverage its expertise in the capital and credit markets and as an asset manager.  The fund invests in fixed income securities, particularly in the asset-backed sector.  Through March 31, 2007, the Credit Fund had received capital contributions of $35.0 million, of which the Company had invested $26.4 million and third parties had invested $8.6 million.  In addition to receiving a return on its investment in the Credit Fund, the Company is paid a management fee to select and manage the assets of the fund for the Credit Fund’s third party investors.  For accounting purposes, the Credit Fund is consolidated in the Company’s financial statements as of March 31, 2007 and its financial results are recorded in the Structured Credit line of business.  As of March 31, 2007, the Credit Fund had total assets of $313.5 million, including investments in fixed-maturity securities trading of $308.0 million, and total liabilities and minority interest of $287.0 million, including securities sold under agreements to repurchase of $277.7 million, included in the Company’s condensed consolidated balance sheet.

12.  SENIOR CONVERTIBLE PREFERRED STOCK

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

13.  STOCK SPLIT

On August 3, 2006 the Company’s Board of Directors authorized a dividend in order to effect a six-for-one stock split on the Company’s outstanding shares of common stock and on each share of common stock to be issued upon conversion of the various classes of preferred stock of the Company.  Each stockholder of record on August 3, 2006 received five additional shares of common stock for each share of common stock held by such stockholder on that date.  Funds were reclassified from the additional paid in capital account to the common stock account in an amount equal to the par value of the incremental shares issued under the stock split.  Upon the conversion of the various classes of the Company’s preferred stock, each holder of convertible preferred stock, senior convertible preferred stock and series B senior convertible preferred stock was issued, in the case of convertible preferred stockholders and senior convertible preferred stockholders, 6,000 shares for each share of preferred stock held by such holder and, in the case of the series B senior convertible preferred stockholders, 6 shares of each share of preferred stock held by such holder. All earnings per share and related stock option information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from this action.

On November 9, 2006, ACA Capital priced its initial public offering of common stock.  The Company sold 6,875,000 shares of common stock in the offering, at $13.00 per share, with net proceeds to ACA Capital of $79.2 million, including $0.2 million of offering costs recorded in the first three months of 2007.  The transaction closed on November 15, 2006.  ACA Capital is listed on the New York Stock Exchange under the symbol “ACA.”  Upon the closing of its initial public offering of common stock, the Company converted 154 shares of senior convertible stock to 924,000 shares of common stock, 959 shares of convertible preferred stock converted to 5,754,000 shares of common stock and 2,785,769 shares of series B senior convertible preferred stock converted to 16,714,614 shares of common stock.

14.  SUBSEQUENT EVENTS

The Company entered into a new credit agreement dated as of April 26, 2007 with a syndicate of banks.  The new credit agreement provides for a three-year senior unsecured revolving credit facility in an aggregate principal amount of up to $150 million.  The Company may borrow cash under the new credit facility bearing interest based on either (i) LIBOR plus an applicable margin depending on our leverage ratio (the ratio of debt to capital reflected in our then most current consolidated financial statements), or (ii) the greatest of the federal funds effective rate or prime rate in effect, plus 50 basis points.  The Company pays a facility fee between 0.08% up to 0.15% per annum of the total commitments under the new credit facility depending on our leverage ratio.  In addition, the Company also agreed to pay a utilization fee at a rate of 0.125% per annum on the average daily amount of the outstanding principal under the new credit facility, but only payable when such outstanding principal amount exceeds 50% of the commitments under the revolving credit facility.

This new revolving credit facility replaces the Company’s prior 364-day $75 million senior unsecured revolving credit facility dated as of May 1, 2006.  The Company had no amounts outstanding under the prior credit facility as of March 31, 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believe”, “anticipate”, “project”, “plan”, “expect”, “intend”, “may”, “will likely result”, “looking forward” or “will continue”, or variations of such words and similar expressions are intended to identify such forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth in our periodic reports filed with the SEC.  In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Overview

We are a holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and municipal finance capital markets. We also provide asset management services to specific segments of the structured finance capital markets. We participate in our target markets both as a provider of credit protection through the sale of financial guaranty insurance products, for risk-based revenues, and as an asset manager, for fee-based revenues. We conduct our financial guaranty insurance businesses through ACA Financial Guaranty Corporation, our “A” rated, regulated insurance subsidiary.  Approximately 85% of our assets on an unconsolidated basis represent our 100% indirect ownership interest in ACA Financial Guaranty. ACA Financial Guaranty provides financial guaranty insurance policies for our Public Finance business, for the credit swaps in our Structured Credit business and for certain other transactions described in “Other.”  We primarily conduct our asset management business through ACA Management, L.L.C., a wholly-owned indirect subsidiary of ACA Financial Guaranty.  Additionally, in January 2007, we obtained a license from the FSA to conduct a European asset management business, which will be done through our wholly-owned indirect subsidiary ACA Capital Management (U.K.) Pte. Limited.  As of March 31, 2007, we had credit exposure of $57.0 billion and our assets under management for third parties were $16.3 billion.

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

Through our Structured Credit line of business, we select, structure and sell credit protection, principally in the form of insured credit swaps, against a variety of asset classes in the institutional fixed income markets.  At March 31, 2007, Structured Credit also included the consolidated results of the Credit Fund. The Credit Fund was created in 2006 to leverage our expertise in the capital and credit markets and as an asset manager. The fund primarily invests in fixed income securities, particularly in the asset-backed sector.

Within Structured Credit, our principal revenues are net insured credit swap revenue and net investment income, which includes amounts received from the Credit Fund and its allocated portion of corporate-wide investment income. Generally, we receive insured credit swap premiums in quarterly installments over the life of the related swaps which is typically in the range of 5 to 7 years. The principal expenses of this line of business are its allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. It also incurs direct interest expense related to the financing of our consolidated Credit Fund’s purchased investments. We enter into our insured credit swaps with intent that they remain outstanding for the entire term of the contract.  These insured credit swaps are accounted for at fair value because they do not qualify for the financial guarantee scope exception under FAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended (“FAS 133”).  Changes in the fair value of these contracts are required to be marked to market under the requirements of FAS 133 and are recorded, together with the related fixed quarterly premium payments payable to us under the insured credit swaps, under the caption net insured credit swap revenue.  Since our insured credit swap transactions are generally not actively traded securities and have no observable market price, we utilize comprehensive internally developed models to estimate changes in fair value. We expect the fair values of these insured credit swaps to fluctuate primarily based on changes in credit spreads and the credit quality of the underlying referenced entities. When we hold these insured credit swaps for the entire term of the contract, the cumulative changes in fair value will net to zero at the end of the term, provided that we do not incur credit losses on the contract. In certain circumstances, we may agree with a counterparty to terminate an insured credit swap transaction prior to its maturity (such as on request of the counterparty or for risk management purposes, such as in connection with a deterioration of the underlying portfolio) and may experience realized gains or losses in connection with the early termination of such transactions.

In our Public Finance line of business, we primarily provide financial guaranty insurance policies guaranteeing the timely payment of principal and interest on public finance and other debt obligations. Our principal revenues in this line of business are premiums earned on our financial guaranty insurance policies and its allocated portion of corporate-wide investment income. The principal expenses of this line of business include its allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. We also incur loss and loss adjustment expenses, related to the non-derivative exposure we insure, and policy acquisition costs, which are expenses that vary with and are directly attributable to the generation of insurance premiums and are deferred and recognized over the period in which the related premiums are earned. Typically, public finance premiums are received by us on an up front basis. However, under current accounting standards, they are recognized into income over the term of the underlying instrument.

In our CDO Asset Management line of business, we focus on CDO origination, structuring and asset management. Our principal revenues in this line of business are investment income, management fees, warehouse income, other credit swap revenue and premiums for credit swaps on insured equity tranches of unfunded synthetic CDOs.  Also included is an allocated portion of corporate-wide investment income. The principal direct expenses are interest expense related to the CDO debt issued by us and the amortization of related capitalized debt issuance costs. This line of business also receives an allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. Several of our CDOs are consolidated in our financial statements because we have been determined to be the primary beneficiary under FIN 46(R), “Consolidation of Variable Interest Entities —an interpretation of ARB No. 51 analyses”. See “—Results of Operations—CDO Asset Management—Supplementary Information” for a discussion on the accounting issues associated with consolidation.

Our Other line of business includes business in areas and markets in which we are no longer active. Principal direct items are premiums earned, loss and loss adjustment expenses and policy acquisition costs. This line of business also was allocated a portion of investment income and interest expense in the first quarters of 2007 and 2006.

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

Additionally, management reviews our performance using a measure known as net economic income. Management believes that analyzing net economic income supplements the understanding of our results of operations by highlighting income attributable to our ongoing operating performance. See “—Net Economic Income.”

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

Financial Guaranty Revenue Recognition

Premiums Earned—Premiums on financial guaranty insurance products in the form of traditional insurance policies are typically received on an up front basis, although certain policies pay premium in periodic installments. The vast majority of our Public Finance business is conducted through the issuance of traditional policies. Traditional policies are those that meet the scope exception of the guidance of FAS 133, paragraph 10d, as amended by FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). The scope exception provides that financial guaranty contracts are not subject to FAS 133, if they meet certain specified criteria. Installment premiums are earned over each installment period, which is generally one year or less. Up front premiums are earned in proportion to the expiration of risk, which is par. Premium is allocated to each par maturity (e.g., principal payment) included in an insured bond and earned on a straight-line basis for the period the related insured risk is outstanding. Unearned premiums represent that portion of premiums which is applicable to coverage of risk to be provided in the future on policies in-force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining unearned premiums, less any amount credited to the refunding issue insured by us, are recognized as earned premium. The amounts earned from refundings were approximately $0.6 million and $0.2 million, for the quarters ended March 31, 2007 and 2006, respectively.

On April 18, 2007, the FASB released an exposure draft entitled “Accounting for Financial Guarantee Contracts—an interpretation of FASB Statement No. 60” (the “Proposed Statement”).  While FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, sets out accounting standards for property and casualty and life insurance enterprises, it has historically not specifically considered financial guaranty insurance.  This new interpretation is intended to address the specific attributes of this type of insurance.  The principal items addressed in the exposure draft relate to revenue recognition, the establishment of claim reserves and disclosures around such reserves.  The Proposed Statement would be effective for financial statements issued for fiscal years beginning after December 31, 2007.  While certain provisions of the Proposed Statement are still being analyzed, management believes that the cumulative effect of initially applying the Proposed Statement could be material to our financial statements.  Until the final interpretation is issued and effective, we will continue to apply the accounting policies as disclosed in our audited financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. The comment period for the exposure draft ends June 18, 2007.

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

Policy Acquisition Costs.   Policy acquisition costs include those expenses that relate primarily to and vary with premium production. Such costs are comprised primarily of premium taxes, personnel and personnel related expenses of individuals involved in underwriting, and certain rating-agency and legal fees for municipal and non-derivative structured finance business. Anticipated claims and claim adjustment expenses are considered in determining the recoverability of acquisition costs. Net acquisition costs are deferred and amortized over the period in which the related premiums are earned. In connection with its review of certain accounting standards for financial guaranty insurance contracts, the FASB is considering potential changes relating to deferred policy acquisition costs. See “—Critical Accounting Policies and Estimates—Financial Guaranty Revenue Recognition—Premiums Earned” for further explanation of potential changes.

Loss and Loss Adjustment Expenses.   Financial guaranty loss and loss adjustment expense reserves are established on our non-derivative exposure in an amount equal to our estimate of identified or case-specific reserves and non-specific reserves, including cost of settlement, on the obligations ACA Financial Guaranty has incurred. In determining our accounting policy for loss reserves, we rely primarily on FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”).  However, FAS 60 was adopted when the financial guaranty industry was just beginning. As a result, FAS 60 did not contemplate the specific attributes of financial guaranty insurance as distinct from other forms of insurance. In particular, financial guaranty insurance is considered a short-duration insurance product; however, it has features that are more akin to long-duration contracts in that the term of some insured obligations can be as long as 30 years or more and the contracts are generally irrevocable. Under FAS 60, accounting for losses differs for short-duration and long-duration contracts. Because of this inconsistency, we also apply FAS 5, “Accounting for Contingencies” (“FAS 5”) in the determination of our loss reserves.  Specifically, FAS 5 requires the establishment of reserves when it is probable that a liability has been incurred at the reporting date, but only to the extent the loss can be reasonably estimated. The Proposed Statement includes guidance on the establishment of claim reserves and disclosure around such reserves.  Until the final interpretation is issued and effective, we will continue to apply the accounting policies as disclosed in our audited financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.  The comment period for the exposure draft ends June 18, 2007.  See “—Critical Accounting Policies and Estimates—Financial Guaranty Revenue Recognition—Premiums Earned” for further explanation of potential changes.

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

Case specific reserves are reserves created on those obligations identified as currently or likely to be in default, and represent the present value, discounted at the U.S. Treasury Note rate applicable to the term of the underlying insured obligations, of the expected LAE payments, net of estimated recoveries (under salvage, subrogation or other recovery rights). Gross case-specific reserves, net of estimated recoveries, were $21.3 million and $20.2 million as of March 31, 2007 and December 31, 2006, respectively. We take into account a number of variables that depend primarily on the nature of the underlying insured obligation when we establish case specific reserves for individual policies. These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets. The state of the economy, rates of inflation and the salvage values of specific collateral, among other factors, may affect the actual ultimate realized losses for any policy. Currently, we do not believe that changes to these factors would materially change the amount of our case specific loss reserves, with the exception of significant changes in salvage values of specific collateral. However, case specific reserves are regularly reviewed in order to incorporate relevant current facts and circumstances and changes to these factors may in the future materially change the amount of our case specific loss reserves.

Our non-specific reserve was derived from the calculation of expected loss, which we estimate using a Monte Carlo simulation. A Monte Carlo simulation is a technique that is commonly used to estimate the probability of certain mathematical outcomes. It randomly selects values to create scenarios of outcomes and this random selection process is repeated many times to create multiple scenarios. Each time a value is randomly selected, it forms one possible scenario and outcome. Together, these scenarios give a range of possible outcomes, some of which are more probable and some less probable. By definition, the average solution will give the most likely potential outcome. Our risk management team typically runs at least 100,000 trials in order to determine future expected losses. The model uses the current ratings and default frequency (net of recovery) applied to each transaction with outstanding exposure to determine the expected probability distribution of loss. Default frequency and recovery amounts are published periodically by each of the major rating agencies. From the model output, we can estimate a range of expected loss. The amount of non-specific reserve recorded in the financial statements is based on the loss ratio resulting from the calculation of total losses, including past incurred losses and expected future losses divided by premium. For this purpose, premium is defined as ever-to-date written premium as of March 31, 2007 plus future installment premium on closed transactions. This derived loss ratio is applied to total ever-to-date earned premiums as of March 31, 2007. Case specific reserves are subtracted from this amount to arrive at net non-specific reserves. The table below shows our case and non-specific reserves as of March 31, 2007 and 2006.

	As of March 31,	As of December 31,
	2007	2006
	(in thousands)
Case specific reserves	$21,251	$20,232
Non specific reserves	22,857	21,881
Total	$44,108	$42,113

Investment Portfolio.   The primary components of our investment portfolio are the fixed maturity securities of ACA Financial Guaranty, our CDO investments and the investments in the Credit Fund. As per FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) management determines the appropriate classification of these securities at the time of purchase.  As of March 31, 2007, all investments in fixed maturity securities except for those related to the Credit Fund were designated as available for sale and were carried at fair value. Unrealized gains and losses for available for sales securities are the difference between fair value and amortized cost included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. As of March 31, 2007, the investments of the Credit Fund were designated as trading securities and were also carried at fair value. Unrealized gains and losses for trading securities are included in net income. The fair values of our securities are based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

Consolidation of Variable Interest Entities (VIEs) and Other Restricted Investments.   From an accounting perspective, funded and partially funded CDOs are deemed to be issued out of VIEs. As such, each time a CDO is formed that includes the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of Financial Interpretation 46(R), “ Consolidation of Variable Interest Entities “ (“FIN 46(R)). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although the VIE is consolidated, we do not have the right to use the assets of the VIE for general operations and the debt liabilities of the VIE are without recourse to any assets other than those of the VIE. Our investment exposure to our CDOs is therefore limited to our equity investment, which is a first loss position of the CDO. In the instances that we own less than 100% of the CDO VIE’s equity, but are the primary beneficiary and thus consolidate the CDO VIE, we establish minority interests for the unowned portion. As of March 31, 2007 and December 31, 2006, consolidated liabilities included non-recourse debt from consolidated CDOs of $4,683.4 million and $4,711.8 million, respectively. Also, as of March 31, 2007 and December 31, 2006, consolidated assets included investment in fixed maturity securities of $4,447.5 million and $4,656.0 million, respectively, and cash of $333.9 and $265.0 million, respectively, related to CDOs.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on analyses under FIN 46(R), we are not deemed to be the primary beneficiary of these VIEs. As a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “ Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets “ (“EITF 99-20”). During the first three months of 2007, we closed three CDOs and retained an equity interest in only one.   During 2006, we closed eight CDOs and purchased an equity interest in four. During 2005, we closed five CDOs and purchased equity interests in four of the five CDOs. We were not determined to be the primary beneficiary in any of these CDOs and therefore do not consolidate them.

In May of 2006, we began managing our Credit Fund. The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager. The Credit Fund invests in fixed maturity securities, particularly in the asset-backed sector. Through March 31, 2007, the Credit Fund had received capital contributions of $35.0 million, of which the Company had invested $26.4 million and third parties had invested $8.6 million. In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets for the Credit Fund’s third party investors. Although the Credit Fund is consolidated pursuant to the requirements of FIN 46(R), we do not have the right to use the assets for general operations. See “—Results of Operations—Structured Credit.”

Results of Operations

Summary of Consolidated Results

The following describes our consolidated financial results for the quarters ended March 31, 2007, and 2006 and our financial condition as of March 31, 2007 and December 31, 2006. In order to understand our consolidated financial results, we perform a detailed segment by segment analysis for our lines of business and therefore, to augment the segments discussion, the following consolidated discussion has been prepared to describe (1) revenue and expense items that are allocated to our four lines of business and (2) the results of our lines of business:  Structured Credit, Public Finance, CDO Asset Management and Other.

The accounting policies of our lines of business are the same as those described in the summary of “Critical Accounting Policies and Estimates” above and in our Form 10-K. Our two financial guaranty insurance lines of business, Structured Credit and Public Finance, are presented as separate lines of business. Items not directly attributable are allocated to each operating line of business. Allocated items consist of investment income from the corporate-wide investment portfolio of cash and investments, primarily from ACA Financial Guaranty, realized gains and losses on those investment portfolios, interest expense on the corporate debt at the holding company level, all operating expenses, non-CDO related depreciation and amortization expenses and income taxes. Income and expense items that are directly attributable to a business line are recorded as such.

The Company’s consolidated net income for the three months ended March 31, 2007 was $11.4 million, or $0.31 per diluted share, as compared to $14.1 million, or $0.47 per diluted share, for the three months ended March 31, 2006, a decrease of $2.7 million. The decline in net income was principally related to unrealized mark-to-market valuation losses on our portfolio of Structured Credit transactions.

The following table summarizes the contribution of each line of business to net consolidated income for the quarters ended March 31, 2007 and 2006:

	Structured Credit	Public Finance	CDO Asset Management	Other	Consolidated Total
	(in thousands)
Net income (loss) by line of business
March 31, 2007	$(394)	$2,951	$8,355	$505	$11,417
March 31, 2006	$6,376	$1,796	$5,788	$187	$14,147

Structured Credit

For the three months ended March 31, 2007, a net loss of $0.4 million was recognized compared to net income of $6.4 million for the same period of 2006. The first quarter of 2007 included a net unrealized pre-tax loss in the amount of $12.9 million related to the mark to market valuation of insured credit swap transactions.  This valuation loss was primarily related to insured credit swap transactions for which the underlying exposure is pools of sub-prime residential mortgage-backed securities and the associated widening of credit spreads on those assets that occurred during the quarter.  The spread widening was in response to the pronounced increase in homeowner delinquencies with respect to sub-prime residential mortgages originated in 2006. Conversely, for the three months ended March 31, 2006, we recognized pre-tax net unrealized valuation gains in the amount of $3.7 million.  Insured credit swap premiums earned from credit swap transactions increased to $17.5 million for the three months ended March 31, 2007 from $8.8 million for the same period of 2006.  Other operating expenses increased in the three months ended March 31, 2007 compared to the same period in 2006.  This increase was in connection with the additional expenses incurred due to our status as a public company as well as additional expenses incurred, mainly personnel related, in direct support of the Structured Credit business.

Public Finance

For the three months ended March 31, 2007, net income increased to $3.0 million from $1.8 million for the same period in 2006.  Growth in net income was primarily related to increased premiums earned, mark to market valuation gains on two transactions that are in the form of insured credit swaps and higher net investment income based on increases in ACA Financial Guaranty’s investment portfolio.  The growth in net income was partially offset by higher operating expenses incurred due to our status as a public company and additional expenses incurred, namely personnel related, in direct support of the Public Finance business. Gross premiums written increased modestly to $4.7 million for the three months ended March 31, 2007 from $4.1 million for the same period of 2006.

CDO Asset Management

Net income increased to $8.4 million for the three months ended March 31, 2007 from $5.8 million for the same period in 2006.  The growth in net income was primarily related to increased asset management fees. These increases were partially offset, however, by increased expenses related to our expansion of this line of business to the United Kingdom, where we opened a new office in 2006, the additional expenses incurred due to our status as a public company and additional expenses incurred, mainly personnel related, in direct support of the CDO Asset Management business.

Other

Other represented an immaterial portion of our reported results for the three months ended March 31, 2007 and 2006 and reflects the continued run-off of insurance contracts written in prior years in areas in which we are no longer active.

Items Allocated to Business Lines

Within our statement of operations, we have income and expense items that are directly attributable to our lines of business and items that are indirectly attributable. Examples of items that are directly attributable to lines of business are gross premiums written, premiums earned, insured credit swap revenue, net realized and unrealized gains, losses on derivatives, losses and loss adjustment expenses and depreciation and amortization related to the consolidation of our CDOs. Certain operating expenses, including those related to personnel and other expenses dedicated to a line of business are allocated to that line of business. Remaining expenses are allocated to lines of business based on time and expense studies conducted annually. Due to its run-off status beginning in 2004, other operating expenses are not allocated to our Other line of business.  Items allocated to lines of business include net investment income on the corporate-wide cash investment portfolios and other non-VIE entities within the consolidated group, net realized gains and losses on those portfolio, operating expenses, interest expense related to our corporate debt, depreciation and amortization and income taxes. The net investment income and net realized gains and losses on investments related to our CDO Asset Management and the Credit Fund are considered direct revenues. The following table summarizes the principal items in our consolidated statement of operations that are allocated for purposes of line of business reporting for the three months ended March 31, 2007 and 2006. All other revenue and expense items included in the consolidated statement of operations are directly attributable to a specific line of business.

	Three Months ended March 31,
	2007	2006
	(in thousands)
Net investment income
Allocated	$7,505	$5,957
Direct to Business Lines	82,415	71,755
Total	$89,920	$77,712
Net realized and unrealized losses on investments
Allocated	$(51)	$(1,132)
Direct to Business Lines	(3,657)	(835)
Total	$(3,708)	$(1,967)
Other operating expenses
Allocated	$15,631	$10,076
Direct to Business Lines	522	537
Total	$16,153	$10,613
Interest expense
Allocated	$1,840	$1,676
Direct to Business Lines	74,568	64,743
Total	$76,408	$66,419
Depreciation and amortization
Allocated	$379	$613
Direct to Business Lines	1,880	1,879
Total	$2,259	$2,492
Provision for income tax expense
Allocated	$5,868	$7,292
Direct to Business Lines	—	—
Total	$5,868	$7,292

Net Investment Income.   Allocated net investment income primarily represents the income recognized on the investment portfolio of ACA Financial Guaranty. To a much lesser degree, investment income from other non FIN 46(R) entities within the group is included to the extent it is not directly related to any of the lines of business. Investment income allocated to each line of business is based upon the estimated capital utilized by the line of business which is derived from our rating agency capital adequacy model. To the extent capital is outside of the insurance company, it is allocated based on an estimated utilization.  For the three months ended March 31, 2007, allocated net investment income increased to $7.5 million from $6.0 million for the three months ended March 31, 2006. This increase was related to growth in the investment portfolio from $579.6 million at March 31, 2006 to $658.5 million at March 31, 2007. The growth in the investment portfolio between periods was primarily related to positive cash flows generated by our businesses and, from $79.2 million raised from the proceeds of our initial public offering in November 2006 (“IPO”).

Net Realized and Unrealized Gains and Losses on Investments.   Allocated net unrealized and realized gains and losses on investments represent those gains and losses incurred on the investment portfolio discussed above and are similarly allocated to the lines of business. For the three months ended March 31, 2007, the net realized loss of $1.1 million was the result of a sector reallocation of bonds within the portfolio.

Other Operating Expenses.   Allocated other operating expenses is comprised of all costs related to personnel, office leases and expenses, legal, accounting and rating agencies. Allocated other operating expenses does not include expenses related to the consolidation of our CDOs or the Credit Fund. Those expenses are treated as direct expenses of the CDO Asset Management line of business and the Credit Fund (part of the Structured Credit line of business), respectively, for this purpose. For the three months ended March 31, 2007, allocated other operating expenses increased to $15.6 million from $10.1 million for the three months ended March 31, 2006. The increase in expenses was attributable to additional personnel hired to support the businesses, of $3.8 million, and expenses in connection with the opening of our United Kingdom and Singapore offices in 2006.

Interest Expense.   Allocated interest expense is related to our holding company debt. It is allocated to our lines of business based on capitalization of the respective lines of business as described above with respect to net investment income.  The increase in allocated interest expense for the three month period ended March 31, 2007 from $1.7 million in 2006 to $1.8 million in 2007 was primarily related to the increase in LIBOR since this debt pays interest on a floating rate basis.  No new debt was issued in the first quarter of 2007 or 2006.

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

Structured Credit

The following table summarizes the operations of our Structured Credit line of business for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Gross premiums written	$87	$278
Premiums earned	$87	$296
Net insured credit swap revenue	4,645	12,740
Net investment income	5,745	852
Net realized and unrealized losses on investments	(1,512)	(136)
Net realized and unrealized gains (losses) on derivative instruments	(4)	—
Other net credit swap revenue	(37)	(14)
Fee income	96	113
Other income	19	17
Total revenues	9,039	13,868
EXPENSES
Other operating expenses	6,290	3,917
Interest expense	3,290	83
Depreciation and amortization	138	206
Total expenses	9,718	4,206
Loss of minority interest	83	—
Income before income taxes	(596)	9.662
Provision for income tax expense (benefit)	(202)	3,286
Net income	$(394)	$6,376

Gross Premiums Written.   Gross premiums written within this line of business declined to $0.1 million for the three months ended March 31, 2007 from $0.3 million for the three months ended March 31, 2006. This decline occurred because transactions with respect to this line of business have been conducted in the form of insured credit swaps. No new traditional insurance contracts were written in 2007 for this line of business and the decline relates to the decreased premium for contracts that were written in previous years.

Premiums Earned.   The change in premiums earned over the three month periods was directly related to the change in gross premiums written described above.

Net Insured Credit Swap Revenue.   Net insured credit swap revenue declined to $4.6 million for the three months ended March 31, 2007 from $12.7 million for the same period in 2006.  As set forth in the table below, insured credit swap revenue is the sum of premiums earned on our insured credit swap transactions, net realized gains (losses) which may result from time to time result from any termination or credit events related to such transactions and unrealized gains (losses) resulting from the changes in fair value of these transactions. The first quarter 2007 over first quarter 2006 decline in net insured credit swap revenue was directly related to $12.9 million net unrealized mark to market losses recorded during 2007.  Conversely, in the first quarter 2006 unrealized mark to market gains were recorded.  Valuation losses in the first quarter 2007 were principally related to the credit spreads associated with insured credit swap transactions for which the underlying exposure was to pools of sub-prime residential mortgage-backed securities.  Premiums earned from our insured credit swap transactions increased to $17.5 million for the three months ended March 31, 2007 from $8.8 million for the three months ended March 31, 2006.  The primary reason for the increase was the higher volume of transactions completed.  As of March 31, 2007, the notional credit exposure in this line of business increased to $50.2 billion from $18.4 billion at March 31, 2006.

The following table shows the components of net insured credit swap revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Insured credit swap premiums earned	$17,514	$8,846
Unrealized gains (losses) on insured credit swaps	(12,869)	3,673
Realized gains on insured credit swaps	—	221
Net insured credit swap revenue	$4,645	$12,740

Net Investment Income.   Net investment income was $5.7 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006. Of the total net investment income of $5.7 million in 2007, $4.5 million related to the Credit Fund and $1.2 million related to allocated investment income. In 2006, allocated investment income was $0.9 million. Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006, as well as the net proceeds from our IPO of $79.2 million.  We also increased the allocation of investment income to this business in 2007 based upon our expected utilization of IPO proceeds across business lines.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Investment income from Credit Fund	$4,545	$—
Allocated investment income	1,200	852
Total investment income	$5,745	$852

The Credit Fund had net assets under management of $35.0 million as of March 31, 2007.  In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets of the fund for third parties. As of March 31, 2007, the Credit Fund had total assets of $313.5 million, including investments in fixed-maturity securities trading of $308.0 million and total liabilities and minority interest of $287.0 million, including securities sold under agreements to repurchase of $277.7 million, all of which are included on our consolidated balance sheet.

Net Realized and Unrealized Gains (Losses) on Investments.   Net realized gains (losses) are derived from our investment in the Credit Fund as well as allocated amounts related to our allocated investment portfolio. The following table shows the components of net realized losses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net unrealized and realized losses from Credit Fund	$(1,504)	$—
Allocated net realized losses	(8)	(136)
Net realized and unrealized losses on investments	$(1,512)	$(136)

Credit Fund losses were principally unrealized and related to the fair valuation of fixed income securities held in the portfolio.  Such securities are designated as held for trading, and as a result mark to market valuation losses are recorded on our statement of operations.

Other Operating Expenses.   Other operating expenses increased to $6.3 million for the three months ended March 31, 2007 from $3.9 million for the same period in 2006. The increase for the three months ended March 31, 2007 compared to 2006 is related to the allocation of additional corporate and asset backed credit analysts in 2007 to this line of business in connection with its growth in transaction volume and the opening and staffing of our Singapore office, in late 2006.

Interest Expense.   Interest expense results from debt costs at the Credit Fund as well as allocated interest costs associated with corporate debt at our holding company. The Credit Fund finances its asset purchases in part through the use of security repurchase agreements. Total interest expense related to the Credit Fund in the three months ended March 31, 2007 was $3.2 million. Allocated interest expense totaled $0.1 million in each of the three months ended March 31, 2007 and 2006.

Loss of Minority Interest.   Loss of minority interest is related to our investment in the Credit Fund. While we consolidate the fund, we are not the sole equity investor in the fund.  Loss related to the portion of the Credit Fund not owned by us in 2007 was $0.1 million.

Public Finance

The following table summarizes the operations of our Public Finance line of business for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Gross premiums written	$4,672	$4,082
Premiums earned	$4,878	$4,177
Net insured credit swap revenue	1,146	662
Net investment income	4,277	3,871
Net realized and unrealized losses on investments	(29)	(736)
Fee income	74	98
Other income	17	—
Total revenues	10,363	8,072
EXPENSES
Loss and loss adjustment expenses	1,025	1,376
Policy acquisition costs	1,463	1,272
Other operating expenses	2,907	2,112
Interest expense	386	403
Depreciation and amortization	114	188
Total expenses	5,895	5,351
(Income) loss of minority interest	—	—
Income before income taxes	4,468	2,721
Provision for income tax expense	1,517	925
Net income	$2,951	$1,796

Gross Premiums Written.   Public Finance gross premiums written totaled $4.7 million for the three months ended March 31, 2007 compared to $4.1 million for the three months ended March 31, 2006. Overall, the tightening of credit spreads in our target market, which is the low investment grade and high non-investment grade segment of the municipal bond market that we experienced in 2006 continued to occur in the first quarter of 2007 and effect our volume of transactions closed.  As spreads remain at historically tight levels, and in order to meet our risk-adjusted return expectations, we continue to be highly selective in our underwriting decisions. Because we are a net retainer of the risks we underwrite, gross premiums written approximate net premiums written.

Premiums Earned.   Premiums earned were $4.9 million for the three months ended March 31, 2007 compared to $4.2 million for the same period in 2006. Premiums earned from refundings were $0.6 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.  Essentially, premiums earned before refundings was flat when comparing the first quarter of 2007 to 2006.  This is primarily due to the fact that gross par exposure has remained relatively flat at approximately $6.1 billion.

Net Insured Credit Swap Revenue.   Net insured credit swap revenue was $1.1 million for the three months ended March 31, 2007 compared to $0.7 million for the same period in 2006. We closed two transactions in the Public Finance line of business that were in the form of insured credit swaps, one in 2006 and the other in 2005. Because these transactions are in the form of insured credit swaps, they are marked to market. The unrealized gains or losses resulting from the fair valuation of these transactions are included in net insured credit swap revenue. An unrealized gain of $1.0 million and $0.5 million was included in insured credit swap revenue for the three months ended March 31, 2007 and 2006, respectively.

Net Investment Income.   Net investment income totaled $4.3 million for the three months ended March 31, 2007 and $3.9 million for the three months ended March 31, 2006. The entire amount of net investment income for the Public Finance line of business is derived from the allocation of investment income. Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006, as well as the net proceeds from our IPO of $79.2 million.

Net Realized Gains (Losses) on Investments.   Net realized gains (losses) are derived entirely from allocated amounts.

Provision for Loss and Loss Adjustment Expenses.   The provision for loss and loss adjustment expenses was $1.0 million for the three months ended March 31, 2007 compared to $1.4 million for the three months ended March 31, 2006. The following table shows the components of the provision for loss and loss adjustment expenses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Incurred Losses Related To
Case specific and LAE reserves	$49	$510
Non-specific reserves	976	866
Total provision for loss and loss adjustment expenses	$1,025	$1,376

The decline in incurred losses was primarily related to reduced loss adjustment expenses incurred in the first quarter of 2007.  Loss adjustment expenses are costs associated with insured credits that are in varying stages of work-out. Non-specific reserves are based on the application of our reserving model and take into account transactional characteristics such as rating, sector and assumed recoveries. The decrease in non-specific reserves was a result of the increase in premiums earned and application of our non-specific reserve model.

Net Policy Acquisition Costs.   Net policy acquisition costs totaled $1.5 million for the three months ended March 31, 2007 compared to $1.3 million for the same period in 2006. Generally, such costs vary in accordance with the changes in premiums earned during each period.

Other Operating Expenses.   Other operating expenses were $2.9 million for the three months ended March 31, 2007 compared to $2.1 million for the three months ended March 31, 2006. These costs are non-policy acquisition related costs and are allocated. The increase of $0.8 million was primarily related to increased head count to support the business.

Interest Expense.   Interest expense was $0.4 million for the each of three months ended March 31, 2007 and March 31, 2006.  Interest expense results from the allocated interest cost associated with corporate debt at our holding company.

CDO Asset Management

The following table summarizes the operations of our CDO Asset Management line of business for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Net insured credit swap revenue	$(2,092)	$778
Net investment income	78,846	72,095
Net realized and unrealized losses on investments	(2,160)	(926)
Net realized and unrealized gains on derivative instruments	2,084	3,642
Other net credit swap revenue	12,343	2,927
Fee income	6,163	3,923
Other income	19	18
Total revenues	95,203	82,457
EXPENSES
Other operating expenses	6,945	4,584
Interest expense	72,640	65,848
Depreciation and amortization	2,007	2,098
Total expenses	81,592	72,530
Income of minority interest	(962)	(1,155)
Income before income taxes	12,649	8,772
Provision for income tax expense	4,294	2,984
Net income	$8,355	$5,788

CDO assets under management (end of year, in millions)	$16,296	$11,362

Net Insured Credit Swap Revenue.   Net insured credit swap revenue was $(2.1) million for the three months ended March 31, 2007 compared to $0.8 million for the three months ended March 31, 2006. As set forth in the table below, net insured credit swap revenue is the sum of premiums earned, net realized gains (losses), which may result from time to time from any termination or credit events related to such transactions and unrealized gains (losses) resulting from the changes in fair value of these transactions. We receive insured credit swap premiums from two synthetic CDOs we closed in 2003 and 2002 in which our insurance subsidiary, ACA Financial Guaranty, insured the equity tranche of each CDO. Because these were the only two transactions generating insured credit swap premiums over the two quarters, the amounts were similar.   The following table shows the components of net insured credit swap revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Insured credit swap premiums earned	$1,088	$1,086
Unrealized losses on insured credit swaps	(3,180)	(308)
Net insured credit swap revenue	$(2,092)	$778

The unrealized loss recorded for the three months ended March 31, 2007 resulted from one of the credit swap transactions which expired as of the end of the quarter.  As a result, the remaining unrealized valuation amount carried on our balance sheet was reversed to zero. The valuation or unrealized loss for the three months ended March 31, 2006 was also related to the fact that these transactions were in a net valuation gain position and as they approach maturity, those unrealized gains reverse, resulting in unrealized losses. Both transactions will expire by mid-2008.

Net Investment Income.   Net investment income was $78.8 million for the three months ended March 31, 2007 compared to $72.1 million for the three months ended March 31, 2006. Net investment income includes income from assets of our consolidated CDO portfolios as well as allocated amounts. No new consolidated CDOs were added in the first quarter of 2007 or 2006. The portion of net investment income related to our consolidated CDO portfolio was $77.9 million for the three months ended March 31, 2007 compared to $71.6 million for the three months ended March 31, 2006. The increase in net investment income from 2006 to 2007 was principally related to the increase in short-term rates, namely one and three month LIBOR over the two quarters. The portion of net investment income allocated to the CDO Asset Management line of business was $1.0 million in the first quarter of 2007, compared to $0.5 million in the first quarter of 2006. Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006, as well as the net proceeds from our IPO of $79.2 million.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Investment Income from consolidated CDOs	$77,871	$71,618
Allocated net investment income	975	477
Total net investment income	$78,846	$72,095

Net Realized and Unrealized Gains (Losses) on Investments.   Net realized gains (losses) are derived from our consolidated CDOs as well as allocated amounts. There are no unrealized gains or losses on investments for this line of business. The following table shows the components of net realized losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net realized losses from CDOs	$(2,155)	$(835)
Allocated net realized losses	(5)	(91)
Net realized and unrealized losses on investments	$(2,160)	$(926)

Net realized losses from CDOs include losses from other than temporary impairments, or OTTI, in the amounts of $2.6 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006. OTTI is recognized when the fair value of investments in fixed maturity securities is reported below amortized cost for stated periods of time. In the case of asset-backed securities, of which the vast majority of our CDO portfolio is comprised, the market value decline is also coupled with a decline in future expected cash flows. OTTI write-downs in each of the three month periods were associated with certain mortgage-backed securities which experienced declines in value and projected cash flows.

Net Realized and Unrealized Gains (Losses) on Derivative Instruments.   The following table illustrates the type of derivative instruments reported in this line item:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Interest rate swaps	$1,670	$3,430
Interest rate caps	(189)	212
Trading derivatives	603	—
Total net realized and unrealized gains on derivative instruments	$2,084	$3,642

The most significant derivative instruments reported in this line item are interest rate swaps that are included in our consolidated CDOs. These CDOs have four such swaps and they pay fixed amounts and receive floating amounts based on three month LIBOR and pre-determined notional schedules. Unrealized valuation gains have been recognized on these four swaps as a result of a steady increase in short-term interest rates over the three year period. Interest rate caps are also used within consolidated CDOs to manage interest rate risk. We also recognized income in the amount of $0.6 million related to a leveraged loan trading program that began in December 2006 and is structured in the form of a total return swap.  Changes in the values of the underlying leveraged loans represent unrealized gains or losses to us until such time that the loans may be sold. Income received under the total return swap is also included in net realized and unrealized gains on derivative instruments.

Other Net Credit Swap Revenue.   Other net credit swap revenue was $12.3 million for the three months ended March 31, 2007 compared to $2.9 million for the three months ended March 31, 2006. As set forth in the table below, other net credit swap revenue is the sum of credit swap fees earned, net realized gains (losses) which may result from time to time result from any termination of such transactions and any credit events and unrealized gains (losses) resulting from the changes in fair value of these transactions. Most of this revenue resulted from credit swap fees from a partially funded consolidated synthetic CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. Also included as revenue in the first quarters of 2007 and 2006 are amounts of $2.3 million and $0.8 million, respectively, that represent distributions to us as equity holder of two synthetic CDOs.  The following table shows the components of other net credit swap revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Credit swap fees	$3,921	$2,733
Unrealized gains on credit swaps	8,422	194
Total other net credit swap revenue	$12,343	$2,927

Net unrealized gains related to changes in value were recorded for each period.  The unrealized gain recorded for the three months ended March 31, 2007 was almost entirely related to the change in the value of two credit swap transactions we entered into in late 2006 whereby we purchased protection related to our exposure to subprime residential mortgage backed securities. We have exposure to certain classes of residential mortgaged backed securities, or RMBS, through equity we own in our CDOs. In particular, as of March 31, 2007 we have equity exposure of $59.5 million to RMBS backed by subprime mortgages originated in 2006 in six of our mezzanine asset-backed CDOs that invest in RMBS rated below A-/A3.  In December 2006, we made the decision to purchase credit protection in the form of two credit swaps referencing representative market indices to moderate the impact to us of impairments related to 2006 vintage subprime residential mortgage exposure.  We did this in light of the recent negative developments that we have noted in this asset class. Specifically, the relaxed underwriting standards of certain sub-prime originators in 2006 have led to significantly higher early stage delinquencies. Market participants have speculated that these RMBS may ultimately represent the worst performing sub-prime bonds on record to date.  In light of the uncertainty in the market around this vintage of RMBS, we determined it prudent to purchase the credit swaps. The aggregate notional amount of credit protection purchased was $37.0 million. The annual cash expense for the protection is approximately $0.9 million and is also recorded in other net credit swap revenue. Additionally, we have equity exposure of $37.4 million to three CDOs which invest in RMBS that have some exposure to 2006 vintage subprime collateral rated at or above A-/A3.

Fee Income.   Fee income is principally related to quarterly management fees, warehouse fees and structuring fees received in connection with our unconsolidated CDOs. Total fee income for CDO Asset Management was $6.2 million for the three months ended March 31, 2007 compared to $3.9 million for the three months ended March 31, 2006. The increase was the result of increased assets under management which grew to $16.3 billion at March 31, 2007 from $11.4 billion at March 31, 2006. During the first quarter of 2007, we revised our previous estimate of accrued warehouse fees as the result of a renegotiation of a deal’s terms during the quarter.  For the three months ended March 31, 2006, warehouse fees recorded were in connection with two transactions closing during that quarter.  In general, structuring fees and warehouse fees are highly negotiated and vary from transaction to transaction. The following table shows the components of fee income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Asset management fees	$6,303	$2,891
Warehousing fees	(140)	1,032
Total fee income	$6,163	$3,923

Other Operating Expenses.   Other operating expenses totaled $6.9 million for the three months ended March 31, 2007 compared to $4.6 million for the three months ended March 31, 2006. Other operating expenses is made up of direct expenses of consolidated CDOs and includes items such as ongoing rating agency fees, trustee fees, accounting fees and other direct expenses related to the maintenance of the CDO. Also included in other operating expenses are allocated expenses. The following table shows the components of other operating expenses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Direct operating expenses	$529	$535
Allocated operating expenses	6,416	4,049
Total operating expenses	$6,945	$4,584

The first quarter of 2007 increase compared to the first quarter 2006 in allocated expenses was related to two principal items.  First, our status as a publicly traded company in November 2006 caused an increase in certain corporate expenses.  Additionally, we incurred expenses for our new office in the United Kingdom, established in the second half of 2006.  This office was established in connection with the expansion of our asset management business in Europe.

Interest Expense.   Interest expense totaled $72.6 million for the three months ended March 31, 2007 compared to $65.8 million for the three months ended March 31, 2006. Interest expense is made up of the allocated portion of interest expense on corporate debt issued by our holding company, debt issued in connection with the purchase of certain of our CDO equity positions (CDO debt: operating) and debt issued by our consolidated CDOs (CDO debt: non-recourse). The following table shows the components of interest expense for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Interest expense
Corporate debt	$1,252	$1,099
CDO debt: operating	1,891	1,785
CDO debt: non-recourse	69,497	62,964
Total interest expense	$72,640	$65,848

All outstanding debt pays interest based on a floating rate above one or three month LIBOR. The increase in interest expense was primarily related to the rise in LIBOR over the respective three month periods of 2007 and 2006.  No new debt was issued in the first quarter of 2007. Interest expense also includes interest expense on debt incurred to finance our CDO equity investments. We had $110.9 million of debt related to the financing of CDO equity and the allocation of interest payments on debt issued to four trust preferred vehicles.

Depreciation and Amortization.   Depreciation and amortization was relatively flat over the three months ended March 31, 2007 and 2006.  Depreciation and amortization is comprised of the recognition of costs deferred in connection with our consolidated CDOs as well as allocated amounts. Depreciation and amortization related to consolidated CDOs totaled $1.8 million for the three months ended March 31, 2007 and $1.9 million for the three months ended March 31, 2006.

(Income) from Minority Interest.   (Income) from minority interest totaled $(1.0) million for the three months ended March 31, 2007 and $(1.2) million for the three months ended March 31, 2006. (Income) loss from minority income results from the fact that we consolidate two CDOs in which we own less than 100% of the equity. Minority interest reflected in the statement of operations represents the share of the (income) or loss of the CDO that represents the third party equity ownership. In both three month periods, the two CDOs recognized net income and as a result we recorded minority interest (income) to reduce our net income.

CDO Asset Management—Supplementary Information

Consolidation of VIEs.   From an accounting perspective, funded and partially funded CDOs are deemed to be issued out of Variable Interest Entities (VIEs). As such, each time a CDO is formed through the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of FIN 46(R). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although these VIEs are consolidated, we do not have the right to use the assets of the VIEs for general operations and the debt liabilities of the VIEs are without recourse to any assets other than those of the VIEs. Our investment exposure to our CDOs is therefore limited to our retained equity, which is the first loss position of the CDO. In the transactions in which we own less than 100% of the CDO VIE’s equity, but are deemed to be the primary beneficiary and thus consolidate the CDO VIE, we establish minority interests for the portion not owned. Total non-recourse debt of the CDOs included on our balance sheet at both March 31, 2007 and December 31, 2006 was $4.7 billion.  Fixed maturity securities, a guaranteed investment contract and cash related to consolidated CDOs included on our balance sheet at March 31, 2007 and December 31, 2006 were $4.8 billion and $5.1 billion, respectively.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on our analysis of FIN 46(R) we are not deemed to be the primary beneficiary and, as a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and EITF 99-20. During the first three months of 2007, we closed three CDOs and retained equity interest in only one. During 2005 and 2006, we closed sixteen CDOs and purchased equity interests in nine. The fair value of our total investment in unconsolidated CDOs at March 31, 2007 was $20.0 million, not including synthetic CDOs in which we take derivative exposure but make no investment. We do not anticipate consolidating new CDOs in the future given our intention to buy minority portions.

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

The following table summarizes our outstanding CDO transactions as of March 31, 2007:

CDO name	Year Deal Closed	Transaction Type	Collateral Type(1)	Current AUM		Consolidated	Original Investment in Retained Equity	Retained Equity %	First Optional Call Date(2)	Maturity Date
				(in millions)			(in millions)
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$212		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	402		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,489		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	728		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	393		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,498		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	429		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	412		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,472		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	1,999		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	747		No	1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	750		No	3.5	11	1/2011	1/2047
ACA ABS 2007-1	2007	Partially Funded	Investment Grade BBB	1,500		No	1.4	5	3/2010	5/2047
Millbrook	2007	Unfunded	Investment	62		No	—	—	3/2010	10/2052
Total Asset-Backed CDOs				12,843			133.8

Corporate Credit CDOs:
ACA CDS 2002-1	2002	Partially funded	Investment Grade	955		Yes	22.0	100	N/A	7/2007
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	67	(3)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	67	(3)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	356	(4)	No	—	—	N/A	9/2016
Dolomite	2007	Unfunded	Investment Grade	66	(3)	No	—	—	N/A	7/2014
Total Corporate Credit CDOs				2,511			47.0

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	341		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	301		No	2.2	10	1/2011	1/2021
Total Leveraged Loan CDOs				942			7.2
Total				$16,296			$188.0

Note: As of March 27, 2007, the Company’s risk under corporate credit CDO ACA CDS 2001-1 expired.

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

(3)    Argon 49, Argon 57 and Dolomite are denominated in Euros. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on March 31, 2007.

(4)    Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen. For purposes of this chart, we have converted this amount to U.S. dollars at the prevailing currency exchange rates on March 31, 2007.

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

The table below sets forth the economic impact of our CDOs assuming all CDOs were unconsolidated for the first quarter of 2007 and 2006.  Investors should neither place undue reliance on this presentation nor use it as a substitute for our segment financial statements which are prepared in accordance with U.S. GAAP. This presentation should be utilized only as a supplemental measure of financial performance in evaluating our CDO Asset Management line of business.

	Three Months Ended March 31,
	2007	2006
	(in thousands, except where otherwise noted)
Assets under management (in millions)	$16,296	$11,362
Management and other fees(1)	9,188	5,946
Warehouse and structuring fees(2)	(140)	1,032
Equity returns(3)	5,119	5,433
CDO Asset Management revenue, unconsolidated basis	$14,167	$12,411
Reconciliation to CDO Asset Management pre-tax income:
CDO Asset Management revenue, unconsolidated basis	$14,167	$12,411
Net realized and unrealized gains (losses) on CDO related derivatives(4)	6,724	3,528
Allocated investment income(5)	975	474
Allocated expenses(5)(5a)	(6,416)	(4,049)
Allocated interest expenses(5)(5b)	(1,251)	(1,099)
Allocated depreciation(5)(5c)	(212)	(219)
Allocated realized gains (losses)(5)(5d)	(7)	(91)
Interest expense—operating(6)	(1,891)	(1,785)
Minority interest (mark to market portion)(7)	(61)	(326)
Loan Trading Program(8)	602	—
Other	19	(72)
Total CDO Asset Management pre-tax income-U.S. GAAP	$12,649	$8,772

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

(5a)   Direct expenses of our consolidated CDOs are included above as a reduction of our equity return and include items such as ongoing rating agency CDO expenses, trustee fees, accounting fees, etc.  Direct expenses equal total segment expense less allocated amounts. Direct CDO expenses were $0.5 million in the first quarter of 2007 and $0.5 million in the first quarter of 2006. When we consider the results related to our managed CDOs, allocated expenses are excluded and must be added back in order to reconcile to segment based income before taxes.

(5b)  Represents a portion of our corporate debt interest expense allocated to this line of business.  This allocated interest expense, combined with CDO debt-operating and CDO debt-non-recourse interest expense, equals total segment interest expense.

(5c)  Represents a portion of corporate depreciation and amortization expense allocated to this line of business.  Direct amortization of debt issuance costs of consolidated CDOs is included above as a reduction of equity returns (see note 3 above) and totaled $1.8 million in the first quarter of 2007 and $1.9 million in the first quarter of 2006

(5d)   Represents a portion of our corporate realized (losses) gains allocated to this line of business. Direct net realized losses including impairments were $2.2 million in the first quarter of 2007 and $0.8 million in the first quarter of 2006.  These direct realized losses are included above as a reduction of our equity return.

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

(8)    Represents return and unrealized gains (losses) on a leveraged loan trading program that is structured in the form of a total return swap. We exclude this item when we examine the results related to our managed CDOs.

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

For funded and partially funded unconsolidated CDOs, we reflect management fees and investment income in our consolidated statements of operations. As of March 31, 2007, we have 13 funded and partially funded CDOs that are not consolidated. In these instances, the investment income recorded is only on the equity investment made by us as compared to all of the assets in a consolidated CDO. Partially funded, unconsolidated CDOs in which we invest in the funded equity securities are reflected in our financial statements in the same way as funded unconsolidated CDOs.

We originated a fully synthetic, or unfunded, CDS CDO in each of 2002 and 2003. In these transactions, we act as asset manager, and, through ACA Financial Guaranty, insure the equity or first loss position of the CDO. No variable interest entities, or VIEs, exist in these structures; rather, the sponsoring investment bank acts as the counterparty to the various credit swaps that constitute the assets and liabilities of the synthetic CDO.  CDOs that do not use VIEs are not subject to consolidation under FIN 46(R). For our various roles in the unfunded CDS CDOs, we receive structuring fees, management fees, premium and residual equity returns. On our consolidated statements of operations, these revenues are reflected as fee income, net insured credit swap revenue and other net credit swap revenue. Net insured credit swap revenue also includes the changes in fair value of the related credit swaps. Our combined equity position in our two unfunded CDS CDOs, which is the aggregate notional balance of our credit swaps insuring the equity tranches of these two CDOs, was $47.5 million at December 31, 2006.   At March 31, 2007, one of the transactions matured, thereby reducing our exposure to $25.0 million.

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

Other

Our fourth line of business, Other, encompasses insurance products in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain classes of assets in asset-backed securitizations, principally manufactured housing. At March 31, 2007, all of the exposure in this line of business had either expired or was in run-off. Run-off indicates that while we will not add new exposure, we have some current exposure that has not yet expired. The following table summarizes the results of our Other line of business the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
REVENUES
Gross premiums written	$282	$428
Premiums earned	184	409
Net investment income	1,052	894
Net realized and unrealized losses on investments	(7)	(169)
Total revenues	1,229	1,134

EXPENSES
Loss and loss adjustment expenses	348	645
Policy acquisition costs	14	120
Other operating expenses	11	—
Interest expense	92	85
Depreciation and amortization	—	—
Total expenses	465	850
(Income) loss of minority interest	—	—
Income before income taxes	764	284
Provision for income tax expense	259	97
Net income	$505	$187

Total Revenues.   Total revenues primarily comprised of net premiums earned and net investment income, continue to decline for this line of business due to the fact that it has been in run-off since 2005. Premiums earned declined to $0.2 million in the first quarter of 2007 from $0.4 million in the first quarter of 2006.  Our exposure in the trade credit business, a component of this line of business, continues to rapidly decline. Premiums earned for the other insurance contracts accounted for in this line of business also continue to decline.  We still continue to receive a small amount of installment premium for in-force asset-backed securitizations, principally manufactured housing, that were insured several years ago.

Net Investment Income.   Net investment income was $1.1 million in the first quarter of 2007 and $0.9 million in the first quarter of 2006. Net investment income is derived from the allocation of income from ACA Financial Guaranty’s investment portfolio. A portion of our capital is allocated to this line of business because we have outstanding exposure, principally related to our exposure to insured manufactured housing securitizations. Notwithstanding the run-off or expiration of our exposure overall in our Other line of business, allocated investment income increased due to the increase in the size of the ACA Financial Guaranty investment portfolio.

Losses and Loss Adjustment Expenses.   We continue to record losses for the trade credit business. Like premium, losses incurred on these contracts continued to decline as the underlying exposures run off. This loss activity has been within management’s expectations.

In 1999, we insured 12 securitized manufactured housing bonds with a collective balance of $213.3 million. In response to an increase in the level of realized losses observed in the mortgages underlying four of these securitizations, we established a case specific reserve in 2004 in the amount of $20.3 million. This reserve represented the present value of expected losses, discounted at the applicable treasury rate. Due to the very long tenor of these bonds, payments are projected to continue through 2033. Each year we increase the reserve for accretion to adjust to the proper present value. Additionally, we regularly review the underlying asset performance and assess the need for additional reserves. As of March 31, 2007, our case specific reserve was $21.3 million. While the reserve represents our best estimate at the time of establishment of ultimate losses on a present value basis, facts and circumstances may change such that the estimate is required to be revalued. Three of the bonds in our securitized manufactured housing portfolio experienced losses in 2006, 2005 and 2004. A fourth bond incurred losses in 2006. Losses incurred for these securitizations totaled $0.3 million in the first quarter of 2007, all related to normal accretion of the existing reserve which is reported at the discounted value. In the first quarter of 2006, losses incurred were $0.3 million and also represented accretion.

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

We had after-tax unrealized gains (losses) of ($9.8) million in the first quarter of 2007, and $2.5 million in the first quarter of 2006 on our insured credit swaps included in net insured credit swap revenue. We had after-tax unrealized gains of $0.9 million in the first quarter of 2007, and $2.2 million in 2006 on our derivatives included in net realized and unrealized gains (losses) on derivative instruments. We had unrealized gains (losses) of $5.5 million in the first quarter of 2007 and $0.1 million in the first quarter of 2006 on our credit swaps included in other net insured credit swap revenue.  We had realized gains (losses) of $(0.0) million in the first quarter of 2007 and $(0.7) million in the first quarter of 2006 on our non-CDO investments. Lastly, we had after-tax expenses of $0.8 million in the first quarter of 2007 and $1.0 million in the first quarter of 2006, which effectively constituted principal payments on our interest rate swaps.

Liquidity and Capital Resources

We are a holding company, and as such, have no direct operations of our own. Our liquidity, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months) is dependent upon how much of our initial public offering proceeds we retain at the holding company level, the ability of our operating subsidiaries, which excludes our consolidated CDO entities, to pay dividends or make other payments to us, and our ability to incur indebtedness and otherwise access the capital markets. As of March 31, 2007, we held at our holding company approximately $19.9 million of the approximately $79.2 million in net proceeds from our IPO. For further discussion regarding the balance of proceeds after March 31, 2007, see Part II, Item 2 of this report. Our principal liquidity requirement is the payment of interest on our debt and operating expenses. Our outstanding indebtedness is described under “—Indebtedness.”  We may also incur additional indebtedness in the future to fund acquisitions, working capital, growth in our business or for other general corporate purposes.  We also may require liquidity to make periodic capital investments in our operating subsidiaries. We do not currently intend to pay dividends. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses and debt-related expenses. Based on the amount of dividends we expect to receive from our subsidiaries, existing cash, including the remaining proceeds from our initial public offering retained at our holding company, and availability under our revolving credit facility, management believes that we will have sufficient liquidity to satisfy our needs over the next 12 months. Beyond the next 12 months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies actions and general economic conditions as well as other items described in our risk factors in our Form 10-K.  Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, we cannot guarantee that we will not be required to seek external debt or equity financing in order to meet our operating expenses and debt service obligations.

As discussed above, one source of our liquidity, for the next 12 months and for the longer term, will be amounts paid by our operating subsidiaries as dividends to us. ACA Financial Guaranty is our principal subsidiary through which we operate all our lines of business. ACA Financial Guaranty is subject to restrictions under state insurance law on its ability to pay dividends. In December 2005, the Maryland Insurance Commissioner approved ACA Financial Guaranty’s request to pay a dividend in an amount equal to the interest payments on $40 million of the $80 million of our trust preferred issuance outstanding through the year ended December 31, 2006.  The Maryland Insurance Commissioner also approved interest payments by ACA Financial Guaranty on the $10 million surplus note due in the 2006 fiscal year.  Accordingly, during 2006 ACA Financial Guaranty paid dividends of $2.7 million for the ultimate benefit of its parent, ACA Capital, and $0.8 million in interest on the surplus note.  Approval of the Maryland Insurance Commissioner to make dividend and surplus note interest payments due in 2007 on the $40 million of trust preferred securities and the $10 million surplus note, respectively, was received by us in December 2006.  As of March 31, 2007, ACA Financial Guaranty paid dividends of $0.9 million and $0.2 million in interest on the surplus note.  We have not received dividends from our operating subsidiaries other than ACA Financial Guaranty.

If S&P was to reduce ACA Financial Guaranty’s financial strength rating to below the “A” category, we would be severely limited in our ability to insure additional municipal bonds or insure additional Structured Credit transactions. In addition, if the financial strength rating was reduced below “A-”, we could be required to provide collateral in the form of cash or securities to back certain of our Structured Credit transactions. In the case of certain insured credit swaps, if the underlying portfolio deteriorates below a pre-agreed point, we are generally required to post collateral in an amount that is the lesser of the amount by which actual losses exceed this pre-agreed point and the amount of any negative mark to market value of the insured credit swap. If any of these events occurred, it could materially hurt our financial performance and liquidity and severely strain our capital resources. See “Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity at our operating subsidiaries is used to pay operating expenses, claim payments and income taxes. Positive cash flow at ACA Financial Guaranty is only available to pay operating expenses of other operating subsidiaries subject to the approval of the Maryland Insurance Commissioner. In addition, certain of our operating subsidiaries may be required to post collateral in connection with credit derivatives. We had $63.4 million of collateral posted related to seven synthetic equity transactions in our CDO Asset Management and Structured Credit businesses as of March 31, 2007. However, in 2007, we expect $40.0 million in collateral held to be released in connection with the scheduled expiration of the related contracts.  At March 31, 2007 none of the $40.0 million was released. On an ongoing basis, our sources of funds at our operating subsidiaries primarily result from premiums written, asset management fees, investment income and proceeds from the sale and redemption of investments. Cash is used primarily to pay losses and loss expenses, policy acquisition costs, other operating expenses and interest expenses. Our cash flow from operations generally represents the difference between premiums collected along with the investment income realized, and investment earnings realized and the losses and loss expenses paid, policy acquisition and other operating expenses and investment losses realized.  Cash flow from operations may differ substantially from net income. As of March 31, 2007, we have invested all cash flow that is not required for operating purposes. Management believes that our subsidiaries’ operating needs generally can be met from operating cash flow for at least the next 12 months.

See “—Indebtedness.”

Cash Flows for the Three Months Ended March 31, 2007

For the three months ended March 31, 2007, we generated positive net operating cash flow of $1.6 million, primarily related to income from operations and investment income.  This amount is net of our $10.0 million investment in our Credit Fund in the first quarter of 2007.  In the first three months of 2007, we had net proceeds from invested assets of $73.8 million principally from the maturity of fixed maturity securities available for sale, primarily in our consolidated CDOs.  We had net cash outflows of $29.5 million related to financing activities, which included the paydown of $30.7 million of long-term debt, primarily in our consolidated CDOs.  As of March 31, 2007, we had contributed $59.3 million of the proceeds from our initial public offering to our subsidiaries.  As of March 31, 2007, we had a cash balance of $426.0 million.

Cash Flows for the Three Months Ended March 31, 2006

For the three months ended March 31, 2006, we generated positive net operating cash flow of $8.3 million, primarily related to income from operations and investment income. During the same period, we invested a net cash amount of $39.4 million. We had net cash outflows of $38.5 million through financing activities, which included the paydown of $39.3 million of long-term debt, primarily related to our consolidated CDOs.  As of March 31, 2006, we had a cash balance of $183.6 million.

Capital Expenditures

We did not make significant capital expenditures for or during the three months ended March 31, 2007 and 2006. We do not anticipate significant capital expenditures for the remainder of 2007.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K of the General Rules and Regulations under the Securities Act of 1933, as amended) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have off-balance sheet exposure in the form of our financial guaranty exposure or par in force. Par in force as of March 31, 2007 was $57.0 billion and includes exposure to Public Finance, Structured Credit and CDO Asset Management and other transactions in which ACA Financial Guaranty has issued insurance policies. Par in force as of March 31, 2006, was $25.3 billion.

Contractual Obligations

The following table summarized our contractual obligations as of March 31, 2007(1):

	Less Than
	Total	One Year	1–3 Years	4–5 Years	After 5 Years
	(in thousands)
Debt
Corporate debt	$79,899	$—	$—	$—	$79,899
CDO debt—operating	110,942	—	—	102,527	8,415
CDO debt—non-recourse, net of discounts(2)	4,683,377	2,678,982	102,328	—	1,902,067
Total debt	4,874,218	2,678,982	102,328	102,527	1,990,381
Securities sold under agreements to repurchase(3)	277,701	277,701	—	—	—
Lease obligations	37,911	2,717	9,521	5,525	20,148
Loss reserves(4)	44,108	5,977	4,662	3,559	29,910
Total	$5,233,938	$2,965,377	$116,511	$111,611	$2,040,439

(1)     Does not include any potential borrowings under our credit facility, for which there were no outstanding borrowings as of March 31, 2007, described below under “—Indebtedness.”

(2)     Represents debt incurred by our CDOs that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the applicable CDO.

(3)     Represents debt incurred by our Credit Fund that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the Credit Fund.

(4)     The loss and loss adjustment expenses payments due by period in the table above are based upon the present value of loss and loss adjustment expenses estimates as of March 31, 2007 and are not contractual liabilities with specified times of payment. Our contractual liability is to provide benefits under our policies. As a result, our calculation of loss and loss adjustment expenses payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses reserves generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims and amounts and as a result of variations between expected and actual payout patterns. Our failure to accurately set our loss reserves may result in having to increase our loss reserves or make payments in excess of our loss reserves, which could materially and adversely impact our financial condition.

Restricted Balances

Our insurance subsidiary, ACA Financial Guaranty, has assets on deposits with various regulatory authorities. At March 31, 2007, such assets on deposit were in the amount of $4.9 million. In connection with our CDO Asset Management and Structured Credit businesses, we had on deposit $69.1 million for the benefit of various counterparties. These funds revert back to us upon the expiration of the related risk and in certain instances may be used to pay losses should they be incurred. In 2007, we expect $40.0 million in collateral held to be released in connection with the scheduled expiration of the related contracts. As of March 31, 2007 none of the $40.0 million was released. We also hold $1.1 million in collateral, through one of our consolidated CDOs, for the benefit of the CDO debt holders.

Indebtedness

Credit Facilities

$75 million Credit Facility

We had a $75 million 364-day senior unsecured revolving credit facility (the “Prior Credit Facility”) with a syndicate of banks, which was replaced with the New Credit Facility (defined below) in April 2007. As of March 31, 2007, no amounts were outstanding under the Prior Credit Facility nor had there been any borrowings under the facility.  The Prior Credit Facility required us to maintain a net worth not less than the sum of (i) $298,500,000, (ii) 60% of our cumulative Consolidated Net Income (as defined in the credit agreement for the Prior Credit Facility) for each fiscal quarter (beginning with the fiscal quarter ending March 31, 2006), and (iii) 60% of the net cash proceeds of any offering of common equity consummated after the facility’s closing date.  We were further required to not permit our debt to capital ratio to be greater than 35% at any time and to maintain a minimum financial strength rating from S&P of “A-” for ACA Financial Guaranty.  As of March 31, 2007, we met all of these requirements.

$150 million Credit Facility

On April 26, 2007, we entered into a $150 million three-year senior unsecured revolving credit facility (the “New Credit Facility”) with a syndicate of banks.  The New Credit Facility replaced the Prior Credit Facility discussed above.

The New Credit Facility provides for borrowings by us on a revolving basis up to an aggregate of $150 million at any one time outstanding and includes a $25 million sub-commitment for the issuance of letters of credit and a $20 million sub-commitment for the making of swingline loans.  At our request and subject to the terms and conditions of the credit agreement for the New Credit Facility, the maximum amount of facility commitments may be increased up to $250 million at the lenders’ discretion.

We may elect from time to time an interest rate per annum for the borrowings under the New Credit Facility equal to either (a) an annual benchmark rate, which will be equal to the greatest of (i) the prime rate in effect and (ii) the federal funds effective rate, plus 50 basis points or (b) the Eurodollar rate plus an Applicable Margin (as defined in the credit agreement for the New Credit Facility) corresponding to our leverage ratio (the ratio of debt to capital reflected in our then most current consolidated financial statements). All swingline loans shall bear interest at a rate per annum equal to the annual benchmark rate. In the case of competitive bid loans, interest per annum is fixed and specified by the lender making such competitive loan.

We will also pay an Applicable Facility Fee (as defined in the credit agreement for the New Credit Facility) on the commitments in effect under the New Credit Facility (whether used or unused) corresponding to our leverage ratio. In addition, we will pay utilization fees on the average daily amount of total amount outstanding under the New Credit Facility when such amount outstanding exceeds 50% of the commitments under the facility, a fronting fee on the average daily amount of the undrawn amount under all letters of credit and other fees for each letter of credit issued under the facility.  These fees are payable quarterly in arrears.

The terms of the New Credit Facility include various restrictive covenants.  These covenants include restrictions on indebtedness, liens, fundamental changes, sales of assets, certain payments, and transactions with affiliates.  The New Credit Facility also includes a covenant requiring us to maintain a net worth not less than the sum of (i) $400,000,000, (ii) 50% of our cumulative Consolidated Net Income (as defined in the credit agreement for the New Credit Facility) for each fiscal quarter (beginning with the fiscal quarter ending June 30, 2007) and (iii) 50% of the net cash proceeds of any offering of common equity consummated after the facility’s closing date.  We must further not permit our debt to capital ratio to be greater than 35% at any time and must maintain a minimum financial strength rating from S&P of “A-” for ACA Financial Guaranty.  The nature of these covenants is similar to or more favorable than the covenants contained in the Prior Credit Facility.

The New Credit Facility contains various events of default customary for investment grade loan facilities of this type (subject to certain materiality thresholds and grace periods), including failure to pay principal and interest on loans when due, a failure to reimburse under, or pay fees in connection with, letters of credit when due, breach of covenants, default in payment of principal or interest in respect of certain material indebtedness, including the acceleration of such material indebtedness, bankruptcy or insolvency, including in respect of certain significant subsidiaries, entry of certain enforceable judgments not otherwise stayed, and the occurrence of a change of control.  The nature of these events of default is similar to or more favorable than those contained in the Prior Credit Facility.  If an event of default occurs, all of our obligations under the New Credit Facility could be accelerated by the required lenders.  In the case of bankruptcy or insolvency, acceleration of our obligations under the New Credit Facility is automatic.

Trust Preferred Securities

We issued floating rate junior subordinated deferrable interest debentures, structured as trust preferred securities, of $20.6 million, $20.6 million, $20.6 million and $18.0 million on December 29, 2004, October 29, 2003, May 15, 2003, and December 4, 2002, respectively. The trust preferred debt securities have an initial stated term of 30 years with a call provision at five years from the date of each issuance. The current interest rates on the $79.9 million of outstanding trust preferred debt securities range from 8.71% to 9.46% at March 31, 2007. The effective interest rate of these securities is calculated based on three-month LIBOR plus a margin of 3.35% to 4.10% per annum subject to certain interest rate caps during the lives of the securities.

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

In March 2005, one of our subsidiaries, ACA Parliament, L.L.C. (“ACA Parliament”) entered into an agreement with an investment trust, pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament in exchange for a medium term note. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the medium term note is 2010. We will have to refinance this medium term note program upon maturity in 2010 since the maturity date is in advance of the maturity date of many of the assets acquired with the proceeds of such issuance. Notes outstanding in connection with the financing of our equity purchases, including the aforementioned term note, totaled $110.9 million and $112.0 million as of March 31, 2007 and December 31, 2006, respectively.

Investment Portfolio

As of March 31, 2007, our investment portfolio consisted of $5.1 billion of fixed maturity securities, of which $4.3 billion were from VIEs that we consolidate under FIN 46(R), $22.5million from our unconsolidated CDOs, $501.2 million were held in our insurance company investment portfolio and $308.0 million were from our Credit Fund.  The vast majority of our fixed maturity securities are designated as available for sale in accordance with FAS 115. The remaining fixed maturity securities are designated as part of a trading portfolio. These securities were purchased in connection with the launching of our Credit Fund.  Fixed maturity securities available for sale are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income in stockholders’ equity while changes in the fair value of trading securities are recorded in the income statement. Other than temporary impairments on our VIE and non-VIE investments are recorded in net income as realized losses.

The following table summarizes our investment portfolio as of March 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$41,321	$101	$(587)	$40,835
Federal-agency securities	71,504	—	(627)	70,877
Obligations of sales and political subdivisions	133,013	667	(932)	132,748
Corporate securities	95,683	417	(2,101)	93,999
Asset-backed securities	14,306	73	(61)	14,318
Mortgage-backed securities	145,915	60	(2,573)	143,402
Total non-VIE securities	501,742	1,318	(6,881)	496,179
Available for sale VIE asset-backed securities	4,503,159	19,199	(194,223)	4,328,135
Total available for sale	5,004,901	20,517	(201,104)	4,824,314
Held for trading- Credit Fund:
Securities held for trading- assets	309,529	347	(1,864)	308,012
Securities held for trading- liabilities	—	—	—	—
Total held for trading- Credit fund	309,529	347	(1,864)	308,012
Total	$5,314,430	$20,864	$(202,968)	$5,132,326

The amortized cost and estimated fair value of fixed maturity securities available for sale and held for trading as of March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Non- VIE Securities		VIE Securities		Total
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Available for sale(1):
Due in one year or less	$21,022	$20,965	$31,001	$31,277	$52,023	$52,242
Due after one year through five years	81,339	80,720	108,810	109,602	190,149	190,322
Due after five years through ten years	159,864	158,632	383,998	387,515	543,862	546,147
Due after ten years	239,517	235,862	3,979,350	3,799,741	4,218,867	4,035,603
Total available for sale	501,742	496,179	4,503,159	4,328,135	5,004,901	4,824,314
Held for trading- Credit Fund(1):
Due after ten years	—	—	309,529	308,012	309,529	308,012
Total held for trading	—	—	309,529	308,012	309,529	308,012
Total	$501,742	$496,179	$4,812,688	$4,636,147	$5,314,430	$5,132,326

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

The following table summarizes the ratings distributions of the fixed maturity securities in our investment portfolio and the investment portfolio of our consolidated VIEs as of March 31, 2007 and December 31, 2006:

	As of	As of
Rating(1)	March 31, 2007	December 31, 2006
	(in thousands)
AAA or equivalent	$364,091	$346,352
AA	63,851	55,687
A	40,588	52,125
BBB	21,494	24,213
Below investment grade and non-rated	6,155	11,205
Total non-VIE securities	496,179	489,582
VIE securities	4,328,135	4,536,694
Held for trading- Credit Fund	308,012	251,825
Total	$5,132,326	$5,278,101

(1) Ratings are represented by the lower of the S&P and Moody’s Investors Service classifications.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of March 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$30,937	$(532)	$1,840	$(55)	$32,777	$(587)
Federal-agency securities	66,399	(558)	4,478	(69)	70,877	(627)
Obligations of states and political subdivisions	6,353	(46)	52,401	(886)	58,754	(932)
Corporate securities	15,000	(163)	55,770	(1,937)	70,770	(2,100)
Asset-backed securities	949	—	5,350	(61)	6,299	(61)
Mortgage-backed securities	28,058	(217)	96,021	(2,356)	124,079	(2,573)
Total non-VIE securities	147,696	(1,516)	215,860	(5,364)	363,556	(6,880)
Available for sale-VIE—asset-backed securities	2,069,566	(178,262)	461,157	(15,960)	2,530,723	(194,222)
Total available for sale-non-VIE	$2,217,262	$(179,778)	$677,017	$(21,324)	$2,894,279	$(201,102)

The unrealized losses on the Company’s non-VIE investments were caused by interest rate increases.  Because the decline in market value of these securities is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider these investments to be other-than-temporarily-impaired at March 31, 2007.

A substantial portion of the unrealized loss in VIE asset-backed securities is related to collateralized residential mortgage backed securities, including both sub-prime and mid-prime quality mortgages.  The last quarter of 2006 and first quarter of 2007 saw significant disruption and consolidation in the sub-prime mortgage market, with some mortgage originators being purchased or exiting the business. This disruption translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  In particular, securities backed by mortgages from what are currently perceived as originators with weaker underwriting standards experienced a decrease in price in late 2006 and the first quarter of 2007, even when the credit performance of the securities had not suffered.  An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal.  Since the Company, at March 31, 2007, believed that it would be able to collect amounts due on its RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities, we did not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Included above are 869 fixed maturity securities, 166 in the non-VIE portfolios, and 703 in the VIE portfolios.  At March 31, 2007, there were 115 fixed maturity securities of whose amortized cost exceeded its respective fair value by greater than 20%.  Over 99% of the securities in both the non-VIE portfolio and the VIE portfolios are rated investment grade.  Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that impact our financial instruments are due to interest rates, credit spreads, asset correlation, asset-backed security prepayments, CDO reinvestment and CDO commercial paper refunding. Each of these risks and the specific types of financial instruments which they impact are described below. Senior managers in our risk management department are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. We use various systems, models and stress test scenarios to monitor and manage market risk. These models include estimates made by management that use current and historic market information. The valuation results from these models could differ materially from amounts that actually are realized in the market. See “—Critical Accounting Policies and Estimates—Investment Portfolio” and “—Critical Accounting Policies and Estimates—Derivative Contracts” in Part I, Item 2.

Interest Rate Risk

Interest rate risk is the risk that the fair value of our interest rate sensitive assets or liabilities will change with changes in market interest rates. We own both fixed rate and floating rate bonds in our non-CDO corporate-wide investment portfolios and consolidated CDO portfolios. Also, our unconsolidated CDO equity investments have fair values that are sensitive to yield curve movements.

We use interest rate swaps and caps to hedge differences in the cash flow of assets and liabilities within many of our CDOs. These hedges also act to reduce the net sensitivity to fair value changes. We do not hedge the interest rate risk of our non-CDO corporate-wide investment portfolios since we prefer the income from this portfolio be predominantly fixed coupon. As interest rates go up or down, the yield of that investment portfolio will be fairly stable, however, the fair value will fluctuate and the fluctuation can be material. While this portfolio holds both fixed-and floating-rate debt obligations, it is predominantly fixed rate. Conversely, our funded CDO assets are primarily comprised of floating rate securities. While the values of these securities are generally not sensitive to interest rate movements, the associated yields are sensitive to changes in interest rates.

The following table shows the change in fair value for all business activities with significant interest rate risk. We employ proprietary cash flow models to derive these values.

Business Activity	Fair Value at March 31, 2007	+100 bps per annum Shift	-100 bps per annum Shift
	(in millions)

Non-CDO investment portfolio	$496.2	(25.4)	$28.0
CDOs (1)	4,447.5	(17.5)	16.5
Interest rate swaps	(14.9)	12.8	(13.4)
	$5,048.1	(30.1)	$31.1

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

Business Activity	Fair Value at March 31, 2007	+25 bps per annum Credit Spread Shift	-25 bps per annum Credit Spread Shift
	(in millions)
Non-CDO investment portfolio	$496.2	$(7.4)	$7.4
CDOs (1)	4,447.5	(34.3)	33.5
Structured Credit	(8.8)	(8.5)	4.4
	$5,054.2	$(50.2)	$45.3

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

Business Activity	Fair Value at March 31, 2007	+5% Shift in Asset Correlation	-5% Shift in Asset Correlation
	(in millions)
CDOs (1)	$4,447.5	$0.1	$(0.2)
Structured Credit	(8.8)	(23.8)	4.7
	$4,558.0	$(23.7)	$4.5

(1) Includes guaranteed investment contract balance of $119.3 million.

Other Market Risks

In addition to the above-mentioned risks, the ultimate return we realize on our equity investments in our CDOs is impacted by several other market risks. These risks are ABS prepayment risk, reinvestment risk and commercial paper refunding risk. Because our equity exposure behaves like a floating-rate obligation, our equity return depends on the leverage of the transaction (total portfolio size divided by the equity tranche size). Early prepayments on the ABS underlying the CDO would deliver the transaction and, thus, diminish the returns to the equity holders. This risk is mitigated somewhat by the fact that the majority of the underlying CDO ABS pay interest based on floating rate, making them less sensitive to prepayments. Our non-CDO corporate-wide investment portfolios could also be impacted by prepayments. We limit this exposure by imposing limits on the amount of such securities held in these portfolios.

Many of our CDO transactions are currently in the “reinvestment period.” This means that as the asset-backed securities or the leveraged loans return principal to the CDO portfolios, we re-invest the principal proceeds rather than repay CDO debt. Since the CDO liability cost is frozen at inception (either as a fixed coupon, or, more typically, as a fixed spread to LIBOR), we, as equity investor bear the risk that reinvestment spreads will decrease. Conversely, increasing reinvestment spreads benefit our equity investment.

In two of our consolidated CDO transactions, the senior liability (of approximately $1.3 billion in each as at March 31, 2007) is comprised of commercial paper. Hence, our balance sheet carries approximately $2.7 billion of short-term debt or commercial paper as at September 30, 2006 that we refund, on average, monthly. The typical yield cost of this commercial paper (including dealer cost) is LIBOR-flat. Our risk is that future issuances may give the commercial paper a positive spread to LIBOR. There is no guarantee that investors will continue to buy this CDO commercial paper at LIBOR-flat. Alternatively, this future commercial paper funding could fall below LIBOR. We manage this refunding risk by negotiating into the CDO transaction, caps on the spread to LIBOR. As a result, the commercial paper, or CP, yield cannot exceed LIBOR +40 basis points per annum due to the presence of put option contracts. An increase in the spread above LIBOR directly impacts our equity investment. When the CP spread widens (tightens), we receive lesser (greater) cash distributions.

Credit Fund

We view the market risks (principally interest rate and credit spread risk) in the Credit Fund as not material to our financial position as of March 31, 2007. While the Credit Fund is consolidated for financial reporting purposes, our net investment in the fund at March 31, 2007 is $26.4 million. Total invested assets of the fund were approximately $308.0 million at March 31, 2007.  The fund hedges interest rate risk on its fixed rate assets to remain close to market neutral with respect to interest rate risk.  At March 31, 2007, the weighted modified duration of the portfolio was less than one year.  Additionally, at March 31, 2007, the vast majority of the bonds held in the fund were floating interest rate payers which have minimal interest rate risk.  Finally, assets held in the fund as of March 31, 2007 had an average credit quality of AAA, thereby substantially reducing credit spread risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information in this report, the factors discussed in “Risk Factors” in our Form 10-K, should be carefully considered in evaluating the Company and its businesses. The risks and uncertainties described in our Form 10-K are not the only ones facing the Company and its subsidiaries.  Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described our Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

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

All 6,875,000 shares of our common stock registered in our offering were sold by us at a price per share of $13.00. The aggregate purchase price of the offering was $89.4 million and we incurred total estimated expenses, including the underwriters’ discount and commissions and transaction expenses paid to unaffiliated third parties in connection with the offering, of approximately $10.2 million. The net offering proceeds to us after deducting these expenses was approximately $79.2 million.

Of the $79.2 million raised for the account of the Company, as of December 31, 2006, $10.0 million and approximately $4.9 million were contributed to ACA Financial Guaranty and ACA Capital Management (U.K.), respectively, to support the continuing growth of ACA Financial Guaranty and the start-up costs of ACA Capital Management (U.K.), an additional $21.8 million was invested in certain Company-managed investment vehicles, including the Credit Fund and approximately $5.7 million was used to purchase equity in certain of the Company’s recent CDOs. In first quarter 2007, we contributed an additional $10.0 million to one of our subsidiaries to fund an additional investment in the Credit Fund, purchased $2.5 million in equity of a CDO and refinanced an intercompany note in the amount of $4.3 million. The balance of approximately $20.1 million has been retained at the holding company. We continue to expect that the remainder of the proceeds from the IPO will be used for investments, as working capital and for general corporate purposes. Pending such uses, the balance of the approximately $20.1 million is currently invested by us in short-term investments.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

ACA CAPITAL HOLDINGS, INC.
(Registrant)

Date: May 15, 2007	/s/ Alan S. Roseman
Alan S. Roseman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Edward U. Gilpin
Edward U. Gilpin
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)