Form 10-Q
period 2007-06-30
ACA Capital Holdings Inc
filed 2007-08-14
CIK 1304623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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

As of August 10, 2007, 35,749,818 shares of Common Stock, par value $0.10 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements of ACA Capital Holdings, Inc. and Subsidiaries (Unaudited)

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

(Dollars in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Investments:
Fixed-maturity securities available for sale at fair value, amortized cost of $4,843,922 and $5,043,239, respectively	$4,636,105	$5,026,276
Fixed-maturity securities trading at fair value, amortized cost of $408,627 and $251,884, respectively	406,432	251,825
Securities purchased under agreements to resell	3,408	10,248
Guaranteed investment contract	119,340	119,340
Total investments	5,165,285	5,407,689
Cash:
Cash and cash equivalents	328,824	379,905
Restricted cash	46,155	67,061
Total cash	374,979	446,966
Accrued investment income	22,439	21,222
Derivative assets	232,267	19,730
Deferred policy acquisition costs, net	48,498	48,810
Deferred debt issuance costs, net	30,776	34,104
Receivable for securities sold	8,145	824
Prepaid reinsurance premiums	494	528
Deferred income taxes	126,363	—
Other assets	82,996	58,321
Total assets	$6,092,242	$6,038,194

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unearned premiums	$195,667	$189,537
Reserve for losses and loss adjustment expenses	45,923	42,113
Short-term debt	2,779,513	2,677,828
Long-term debt	1,836,461	2,125,914
Related party debt	100,000	100,000
Securities sold under agreements to repurchase	372,936	232,227
Derivative liabilities	311,061	33,874
Accrued interest payable	15,797	17,900
Accrued expenses and other liabilities	76,058	61,855
Payable for securities purchased	2,110	9,628
Current income tax payable	15,765	7,056
Deferred income taxes	—	258
Total liabilities	5,751,291	5,498,190
MINORITY INTEREST	14,645	30,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock of 100,000,000 shares authorized at June 30, 2007 and December 31, 2006; 37,444,873 and 37,375,123 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively; par value of $0.10	3,744	3,737
Gross paid-in and contributed capital	441,545	438,935
Treasury stock at cost — 851,847 shares at June 30, 2007 and December 31, 2006	(12,088)	(12,088)
Notes receivable from stockholders	(3,121)	(3,121)
Deferred compensation	(290)	(870)
Accumulated other comprehensive loss — net of deferred income tax of $(57,420) and $(1,760) at June 30, 2007 and December 31, 2006, respectively	(106,594)	(3,308)
Retained earnings	3,110	86,529
Total stockholders’ equity	326,306	509,814
Total liabilities, minority interest and stockholders’ equity	$6,092,242	$6,038,194

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Gross premiums written	$15,478	$15,727	$20,519	$20,515
Less premiums ceded	(630)	(61)	(761)	(186)
Net premiums written	14,848	15,666	19,758	20,329
Increase in unearned premium reserve - net	(6,403)	(7,191)	(6,164)	(6,972)
Premiums earned	8,445	8,475	13,594	13,357
Net insured credit swap revenue	(44,183)	7,931	(40,484)	22,111
Net investment income	90,627	82,452	180,547	160,164
Net realized and unrealized losses on investments	(110,142)	(1,256)	(113,850)	(3,223)
Net realized and unrealized gains on derivative instruments	3,256	2,497	5,336	6,139
Other net credit swap revenue	3,851	2,631	16,157	5,544
Fee income	7,596	6,955	13,928	11,073
Other income	299	53	355	104
Total revenues	(40,251)	109,738	75,583	215,269

EXPENSES:
Loss and loss adjustment expenses	1,859	1,661	3,232	3,682
Policy acquisition costs	3,042	2,768	4,519	4,160
Other operating expenses	15,564	12,681	31,717	23,294
Interest expense	76,337	70,964	152,745	137,383
Depreciation and amortization	2,278	2,225	4,537	4,717
Total expenses	99,080	90,299	196,750	173,236
Income of minority interest	(1,265)	(1,074)	(2,144)	(2,229)
Income (loss) before income taxes	(140,596)	18,365	(123,311)	39,804
Provision for income tax expense (benefit)	(47,260)	6,323	(41,392)	13,615
Net income (loss)	$(93,336)	$12,042	$(81,919)	$26,189

Share and Per Share Data
Earnings (loss) per share
Basic	$(2.55)	$0.53	$(2.24)	$1.15
Diluted	$(2.55)	$0.40	$(2.24)	$0.87

Weighted average shares outstanding
Basic	36,577	22,858	36,558	22,830
Diluted	36,577	30,085	36,558	29,846

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

 (Dollars in thousands, except for share amounts)

					Gross		Notes		Accumulated
	Preferred Stock		Common Stock		Paid in and		Receivable		Other		Total
				Par	Contributed	Treasury	from	Deferred	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Value	Capital	Stock	Stockholders	Compensation	Income (Loss)	Earnings	Equity
BALANCE—January 1, 2006	2,786,857	$226,460	6,442,950	$644	$125,184	$(5,500)	$(1,355)	$(2,030)	$11,132	$29,778	$384,313
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	26,189	26,189
Change in unrealized gain on investments, net of change in deferred income tax of $(1,528)	—	—	—	—	—	—	—	—	(3,999)	—	(3,999)
Change in derivative hedges, net of change in deferred income tax of $2,987	—	—	—	—	—	—	—	—	5,547	—	5,547
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	27,737
Vesting of Series B senior conv. prf stock to CEO	—	—	—	—	—	—	—	580	—	—	580
Exercise of stock options by former executives	—	—	663,540	66	8,024	—	—	—	—	—	8,090
Common stock purchased from former executive	—	—	—	—	—	(6,588)	—	—	—	—	(6,588)
Stock based compensation-stock options	—	—	—	—	350	—	—	—	—	—	350
Issuance of note receivable from stockholder	—	—	—	—	—	—	(2,262)	—	—	—	(2,262)
Discharge of note receivable from stockholders	—	—	—	—	—	—	496	—	—	—	496
Senior convertible preferred stock dividend	25	1,957	—	—	—	—	—	—	—	(1,957)	—
BALANCE—June 30, 2006	2,786,882	$228,417	7,106,490	$710	$133,558	$(12,088)	$(3,121)	$(1,450)	$12,680	$54,010	$412,716

BALANCE—January 1, 2007	—	$—	37,375,123	$3,737	$438,935	$(12,088)	$(3,121)	$(870)	$(3,308)	$86,529	$509,814
Effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(81,919)	(81,919)
Change in unrealized loss on investments, net of change in deferred income tax of $(56,453)	—	—	—	—	—	—	—	—	(104,841)	—	(104,841)
Change in derivative hedges, net of change in deferred income tax of $792	—	—	—	—	—	—	—	—	1,472	—	1,472
Foreign exchange unrealized gain	—	—	—	—	—	—	—	—	83	—	83
Total comprehensive loss	—	—	—	—	—	—	—	—	—		(185,205)
Vesting of CEO restricted common stock	—	—	—	—	—	—	—	580	—	—	580
Offering costs	—	—	—	—	63	—	—	—	—	—	63
Stock based compensation—restricted stock	—	—	—	—	476	—	—	—	—	—	476
Stock based compensation—stock options	—	—	—	—	1,349	—	—	—	—	—	1,349
Exercise of common stock options	—	—	69,750	7	722	—	—	—	—	—	729
BALANCE—June 30, 2007	—	$—	37,444,873	$3,744	$441,545	$(12,088)	$(3,121)	$(290)	$(106,594)	$3,110	$326,306

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(81,919)	$26,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,537	4,717
Accrual of discount and amortization of premium on investment—net	194	(208)
Income of minority interest	2,144	2,229
Net realized losses on fixed-maturity securities-available-for-sale	111,632	3,203
Net realized and unrealized losses on fixed-maturity securities- trading	2,219	20
Net realized and unrealized gains on derivative instruments	(5,336)	(6,139)
Net realized and unrealized (gains) losses on net insured credit swap revenue	82,846	(829)
Net realized and unrealized gains on other net credit swap revenue	(10,627)	(291)
Net foreign exchange loss	43	—
Share based compensation expense	1,825	350
Discharge of note receivable from shareholders	—	496
Deferred compensation	580	580
Purchase of securities under agreement to resell	6,840	—
Purchases of fixed-maturity securities-trading	(222,150)	—
Proceeds from sales of fixed-maturity securities- trading	64,183	—
Securities sold under agreement to repurchase	140,709	—

Changes in assets and liabilities:
Income taxes payable	8,709	343
Deferred income tax expense	(70,921)	2,967
Prepaid reinsurance premiums	34	228
Derivative liabilities	307	(1,905)
Accrued expenses and other liabilities	(7,298)	(2,591)
Deferred policy acquisition costs	312	(661)
Unearned premium reserve	6,130	6,743
Loss and loss adjustment expenses	3,810	2,938
Interest payable	(2,103)	632
Interest receivable	(1,217)	(2,052)
Other	5,472	1,272
Net cash provided by operating activities	40,955	38,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Net deposit of restricted cash	20,906	(3,881)
Purchases of fixed maturity securities available for sale	(538,170)	(519,582)
Proceeds from sales of fixed maturity securities available for sale	78,568	83,662
Proceeds from maturities of fixed maturity securities available for sale	533,395	524,052
Net purchase of property and equipment	(2,759)	(230)
Net cash provided by investing activities	91,940	84,021

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of commercial paper—net	(361)	(393)
Paydown on long-term debt	(187,407)	(72,507)
Payment of issuance costs for debt	—	(308)
Proceeds from issuance of equity in Credit Fund	3,000	—
Proceeds from exercise of common stock options	729	—
Purchase of treasury stock	—	(759)
Offering costs	63	—
Net cash used in financing activities	(183,976)	(73,967)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(51,081)	48,285

CASH AND CASH EQUIVALENTS—beginning of period	379,905	174,420
CASH AND CASH EQUIVALENTS—end of period	$328,824	$222,705

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Federal and local income taxes paid	$10,356	$11,049

Interest paid	$154,848	$136,752

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Common stock acquired in exchange for note receivable	$—	$2,262

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

1.  BUSINESS, ORGANIZATION AND OPERATIONS

ACA Capital Holdings, Inc. (“ACA” or the “Company”), is a Delaware domiciled holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and public finance capital markets, as well as providing asset management services.  The Company’s principal activities include financial guaranty insurance of public finance obligations, structured credit risk assumption through insured credit derivatives and collateralized debt obligation asset management.  ACA conducts its business through three principal wholly-owned indirect subsidiaries.  Its financial guaranty insurance business is conducted through ACA Financial Guaranty Corporation (“ACA Financial Guaranty”), a Maryland domiciled insurance company.  ACA Financial Guaranty is licensed to conduct financial guaranty insurance business, which provides credit enhancement on public finance and other debt obligations, in all 50 states, the District of Columbia, Guam, the U.S. Virgin Islands and Puerto Rico.  Standard & Poor’s Rating Services (“S&P”) has assigned a financial strength rating of “A” to ACA Financial Guaranty.  ACA Financial Guaranty also provides the credit support for the Company’s Structured Credit business activities.  The Company conducts its U.S.-based CDO Asset Management business primarily through ACA Service L.L.C. and ACA Management, L.L.C.  This business encompasses the origination (in collaboration with investment banks), structuring and management of collateralized debt obligations (including collateralized loan obligations and other similarly securitized asset classes, collectively “CDOs”).  In January 2007, the Company’s wholly-owned indirect subsidiary, ACA Capital Management (U.K.) Pte. Limited, became authorized and regulated by the Financial Services Authority as an investment manager to manage CDOs in the United Kingdom and most of Europe.

The Company’s business is composed of three distinct continuing lines of business or segments.  They are Public Finance, Structured Credit and CDO Asset Management.  A fourth line of business, Other, includes business in areas and markets in which the Company is no longer active.  Although the Public Finance and Structured Credit businesses are reported in separate segments, together they form the Company’s financial guaranty insurance business.  Public Finance primarily provides financial guaranty insurance policies guaranteeing the timely payment of scheduled principal and interest on public finance and other debt obligations.  Structured Credit structures and sells credit protection, principally in the form of insured credit default swaps (“CDS” or “credit swaps”), against a variety of asset classes in the institutional fixed income markets.  CDO Asset Management focuses on CDO origination, structuring and management.  The Company will at times assume risk in the CDOs it manages through investment in some portion of the capital structure.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”), filed with the SEC on April 2, 2007.  These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair presentation of our financial position and results of operations for these periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Operating results for the three and six months ended

June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In August 2006, the Company’s Board of Directors authorized a dividend of stock in order to effect a six-for-one stock split.  All prior share and per share amounts have been restated to reflect the stock split.

Valuation of Insured Credit Swap Transactions – The Company values its insured credit swap transactions either by obtaining market quotes from dealers or through the application of the Company’s valuation model.  During the quarter ended June 30, 2007, the Company refined its valuation model to estimate fair value of its insured credit swap transactions.  The change was implemented to be more consistent with models that the Company understands other market participants utilize, including many of ACA’s insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area.  Under its refined model, the Company fully uses market spread data as a proxy for default probabilities in the determination of fair value.  For transactions in which the underlying exposure is to corporate credits, the Company uses individual market spreads as proxies for defaults as they are readily available. For synthetic asset-backed transactions, the Company uses a current weighted average portfolio spread because individual spread information historically has not been consistently reliable and often has been unavailable. As the availability and quality of individual asset-backed spread data improves, the Company may make further refinements to its valuation model. The Company believes that its new model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related transaction.

3.  RELEVANT RECENT ACCOUNTING PRONOUNCEMENTS

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) released an exposure draft entitled “Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60” (the “Proposed Statement”).  While FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, sets out accounting standards for property and casualty and life insurance enterprises, it has historically not specifically considered financial guaranty insurance.  This new interpretation is intended to address the specific attributes of this type of insurance.  The principal items addressed in the exposure draft relate to revenue recognition, the establishment of claim reserves and disclosures around such reserves.  The Proposed Statement would be effective for financial statements issued for fiscal years beginning after December 15, 2007.  While certain provisions of the Proposed Statement are still being analyzed, management believes that the cumulative effect of initially applying the Proposed Statement could be material to the Company’s financial statements.  Until the final interpretation is issued by the FASB, the Company continues to apply the accounting policies as disclosed in its Form 10-K.

In February 2007, the FASB issued Financial Accounting Standard (“FAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 permits reporting entities to choose to remeasure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for fiscal years that begin after November 15, 2007.  The Company did not elect to early adopt FAS 159.  Management is currently evaluating the potential impact, if any, which the adoption of FAS 159 will have on the Company’s financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The provisions of SAB 108 were put in effect at December 31, 2006.  The adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2006, the FASB issued Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)” (“FSP FIN 46(R)-6”).  FSP FIN 46(R)-6 addresses whether certain arrangements associated with variable interest entities (VIEs) should be treated as variable interests or considered as creators of variability, and indicates that the variability to be considered shall be on based on an analysis of the design of the entity.  FSP FIN 46(R)-6 was adopted on June 15,

2006.  The adoption of this statement did not have a material impact on the Company’s financial statements.

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

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”), was issued.  This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacement of insurance and investment contracts other than those specifically described in FAS No. 97, “ Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”.  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption of this SOP did not have a material impact on the Company’s financial statements.

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

The following table lists each of the Company’s CDOs outstanding as of June 30, 2007 (dollars in millions):

	Year						Original		First
	Deal	Transaction		Notional			Investment in	Retained	Optional	Maturity
CDO name	Closed	Type	Collateral Type (1)	Deal Size (3)		Consolidated	Retained Equity	Equity %	Call Date(4)	Date
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$404		Yes	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	400		Yes	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,500		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		Yes	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	450		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,511		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	452		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	450		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,500		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	750		No	1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	750		No	3.5	11	1/2011	1/2047
ACA ABS 2007-1	2007	Partially funded	Investment Grade	1,500		No	1.4	5	3/2010	5/2047
Millbrook	2007	Unfunded	Investment Grade	62		No	—	—	3/2010	10/2052
Abacus	2007	Unfunded	Investment Grade	192		No	—	—	6/2010	3/2038
ACA ABS 2007-2	2007	Partially funded	Investment Grade	750		No	—	—	7/2011	7/2045
Lancer II	2007	Partially funded	High-Grade	1,000		No	—	—	7/2011	7/2047
Total Asset-Backed CDOs				15,146			133.8

Corporate Credit CDOs:
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	67	(2)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	67	(2)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	356	(5)	No	—	—	N/A	9/2016
Dolomite	2007	Unfunded	Investment Grade	66	(2)	No	—	—	N/A	7/2014
Total Corporate Credit CDOs				1,556			25.0

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	350		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	300		No	2.2	10	1/2011	1/2021
ACA CLO Euro 2007-1	2007	Funded	Non-Investment Grade	555	(2)	No	5.5	10	6/2010	6/2024
ACA CLO 2007-1	2007	Funded	Non-Investment Grade	350		No	2.7	10	6/2011	6/2022
Total Leveraged Loan CDOs				1,855			15.4

Total				$18,557			$174.2

Note: As of June 30, 2007, the Company’s risk under corporate credit CDO ACA CDS 2002-1 expired.

(1)             Investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)             The original notional deal sizes for Argon 49 and Argon 57 were €50 million each, and that for Dolomite was €49 million and $1 million. The original deal size for ACA CLO Euro 2007-1 was €400 million.  For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on June 30, 2007.

(3)             Notional deal size is defined as total liabilities at the deal’s inception.

(4)             Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders on a specific date as negotiated, which is referred to as the First Optional Call Date.

(5)             Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen.  For purposes of this chart, we have converted the respective amounts to U.S. dollars at the prevailing currency exchange rates on June 30, 2007.

As of June 30, 2007 and December 31, 2006, consolidated liabilities include non-recourse debt from consolidated CDOs of $4,525.9 million and $4,711.8 million, respectively.  Also, as of June 30, 2007 and December 31, 2006, consolidated assets include investments in CDO related fixed maturity securities and guaranteed investment contracts of $4,193.3 million and $4,656.0 million, respectively, and cash of $238.0 million and $265.0 million, respectively.

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

The following table disaggregates net insured credit swap revenue into its component parts for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Net insured credit swap revenue
Insured credit swap premiums earned	$23,600	$11,218	$42,362	$21,282
Unrealized losses on insured credit swaps	(67,783)	(5,075)	(82,846)	(1,180)
Realized gains on insured credit swaps	—	1,788	—	2,009
Total net insured credit swap revenue	$(44,183)	$7,931	$(40,484)	$22,111

Of the $(67.8) million unrealized loss recorded in the three months ended June 30, 2007, $(67.5) million was related to valuation changes in the Company’s Structured Credit transactions.  The residential mortgage-backed securities (“RMBS”) portion of the Structured Credit portfolio incurred valuation losses of $253.0 million for the three months ended June 30, 2007.  However, no realized or actual losses were incurred on this portfolio based on its very high credit quality, with over 99.8% of the portfolio constructed of exposures attaching above the “AAA” rated level of subordination.  These valuation losses were precipitated by the severe level of delinquencies and defaults that have occurred in the residential mortgage market, particularly in the sub-prime and second lien segments, which constitute a significant portion of the assets underlying the RMBS included in the pools of assets referenced by certain of our Structured Credit transactions.  Partially offsetting the valuation losses on the Structured Credit RMBS portfolio was an unrealized gain in the amount of $185.5 million on Structured Credit’s corporate credit portfolio. The valuation gains on the corporate portfolio resulted from tighter spreads at June 30, 2007, on a portion of the portfolio, compared to spreads when the transactions were originated, and the refinement in the Company’s valuation model to fully use market spread data as a proxy for default probabilities (see Note 2). In addition, pricing declined as more seasoned transactions reached maturity without experiencing losses, resulting in unrealized gains. As a result of the Company’s intention to generally hold its insured credit swaps to term, absent credit losses, these unrealized amounts will revert to $0 at contract expiration.

Other net credit swap revenue includes revenues received from a partially funded CDS CDO, which sells credit protection under credit swaps for which it receives fixed quarterly fees as well as the residual returns on two synthetic equity participations.  Other net credit swap revenue also includes net realized and unrealized gains and losses associated with these transactions, if any.  As of June 30, 2007, the Company’s risk to the partially funded CDS CDO and one of the synthetic equity participation had expired.  These revenues are included in the Company’s consolidated statement of operations.

The following table disaggregates other net credit swap revenue into its component parts for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Other net credit swap revenue
Credit swap fees earned	$1,643	$2,534	$5,811	$5,253
Unrealized gain on credit protection purchased	3,110	—	11,565	—
Unrealized gains (losses) on credit swaps	(902)	97	(1,219)	291
Total other net credit swap revenue	$3,851	$2,631	$16,157	$5,544

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate.  The 2007 effective tax rate is estimated to be lower than the 35% statutory rate primarily due to the Company’s investment in securities for which the interest payable is exempt from federal income tax.

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

8.  SEGMENT INFORMATION

The Company’s reportable segments are as follows:

(1)           Structured Credit, which structures and sells credit protection, principally in the form of insured credit swaps, against a variety of asset classes in the institutional fixed income markets;

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates segment performance based on its income (loss) before income taxes.  Reportable segment results are presented net of material inter-segment transactions.  The following tables summarize the Company’s operations and allocation of assets as of and for the three months and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30, 2007
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$47	$15,371	$—	$60	$15,478

Premiums earned	$47	$8,228	$—	$170	$8,445
Net insured credit swap revenue	(44,628)	284	161	—	(44,183)
Net investment income	6,973	4,266	78,337	1,051	90,627
Net realized and unrealized gains (losses) on investments	(714)	2	(109,430)	—	(110,142)
Net realized and unrealized gains on derivative instruments	292	—	2,964	—	3,256
Other net credit swap revenue	(237)	—	4,088	—	3,851
Fee and other income	230	253	7,412	—	7,895
Total revenues	(38,037)	13,033	(16,468)	1,221	(40,251)

EXPENSES:
Loss and loss adjustment expenses	—	1,614	—	245	1,859
Policy acquisition costs	—	2,841	—	201	3,042
Other operating expenses	6,408	2,832	6,322	2	15,564
Interest expense	4,475	391	71,378	93	76,337
Depreciation and amortization	159	132	1,987	—	2,278
Total expenses	11,042	7,810	79,687	541	99,080
Income of minority interest	(141)	—	(1,124)	—	(1,265)
Income (loss) before income taxes	(49,220)	5,223	(97,279)	680	(140,596)
Provision for income tax expense (benefit)	(16,520)	1,736	(32,702)	226	(47,260)
Net income (loss)	$(32,700)	$3,487	$(64,577)	$454	$(93,336)

Segment Assets	$661,100	$598,761	$4,701,093	$131,288	$6,092,242

	Three Months Ended June 30, 2006
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$192	$15,301	$—	$234	$15,727

Premiums earned	$210	$7,575	$—	$690	$8,475
Net insured credit swap revenue	7,699	(30)	262	—	7,931
Net investment income	882	4,133	76,482	955	82,452
Net realized and unrealized losses on investments	(35)	(81)	(1,120)	(20)	(1,256)
Net realized and unrealized gains on derivative instruments	—	—	2,497	—	2,497
Other net credit swap revenue	(11)	—	2,642	—	2,631
Fee and other income	153	54	6,801	—	7,008
Total revenues	8,898	11,651	87,564	1,625	109,738

EXPENSES:
Loss and loss adjustment expenses	—	1,539	—	122	1,661
Policy acquisition costs	—	2,518	—	250	2,768
Other operating expenses	4,746	2,292	5,643	—	12,681
Interest expense	90	427	70,359	88	70,964
Depreciation and amortization	161	121	1,943	—	2,225
Total expenses	4,997	6,897	77,945	460	90,299
Income of minority interest	(7)	—	(1,067)	—	(1,074)
Income before income taxes	3,894	4,754	8,552	1,165	18,365
Provision for income tax expense	1,351	1,633	2,941	398	6,323
Net income	$2,543	$3,121	$5,611	$767	$12,042

Segment Assets	$56,390	$452,947	$5,139,289	$96,877	$5,745,503

	Six Months Ended June 30, 2007
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$134	$20,043	$—	$342	$20,519

Premiums earned	$134	$13,106	$—	$354	$13,594
Net insured credit swap revenue	(39,983)	1,430	(1,931)	—	(40,484)
Net investment income	12,718	8,543	157,183	2,103	180,547
Net realized and unrealized losses on investments	(2,226)	(27)	(111,590)	(7)	(113,850)
Net realized and unrealized gains on derivative instruments	288	—	5,048	—	5,336
Other net credit swap revenue	(274)	—	16,431	—	16,157
Fee and other income	345	344	13,594	—	14,283
Total revenues	(28,998)	23,396	78,735	2,450	75,583

EXPENSES:
Loss and loss adjustment expenses	—	2,639	—	593	3,232
Policy acquisition costs	—	4,304	—	215	4,519
Other operating expenses	12,698	5,739	13,267	13	31,717
Interest expense	7,765	777	144,018	185	152,745
Depreciation and amortization	297	246	3,994	—	4,537
Total expenses	20,760	13,705	161,279	1,006	196,750
Income of minority interest	(58)	—	(2,086)	—	(2,144)
Income (loss) before income taxes	(49,816)	9,691	(84,630)	1,444	(123,311)
Provision for income tax expense (benefit)	(16,722)	3,253	(28,408)	485	(41,392)
Net income (loss)	$(33,094)	$6,438	$(56,222)	$959	$(81,919)

Segment Assets	$661,100	$598,761	$4,701,093	$131,288	$6,092,242

	Six Months Ended June 30, 2006
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$470	$19,383	$—	$662	$20,515

Premiums earned	$506	$11,752	$—	$1,099	$13,357
Net insured credit swap revenue	20,439	632	1,040	—	22,111
Net investment income	1,734	8,004	148,577	1,849	160,164
Net realized and unrealized losses on investments	(171)	(817)	(2,046)	(189)	(3,223)
Net realized and unrealized gains on derivative instruments	—	—	6,139	—	6,139
Other net credit swap revenue	(25)	—	5,569	—	5,544
Fee and other income	283	152	10,742	—	11,177
Total revenues	22,766	19,723	170,021	2,759	215,269

EXPENSES:
Loss and loss adjustment expenses	—	2,915	—	767	3,682
Policy acquisition costs	—	3,790	—	370	4,160
Other operating expenses	8,663	4,404	10,227	—	23,294
Interest expense	173	830	136,207	173	137,383
Depreciation and amortization	367	309	4,041	—	4,717
Total expenses	9,203	12,248	150,475	1,310	173,236
Income of minority interest	(7)	—	(2,222)	—	(2,229)
Income before income taxes	13,556	7,475	17,324	1,449	39,804
Provision for income tax expense	4,637	2,558	5,925	495	13,615
Net income	$8,919	$4,917	$11,399	$954	$26,189

Segment Assets	$56,390	$452,947	$5,139,289	$96,877	$5,745,503

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

Unless otherwise provided by the Company, depending upon which version of plan the options were granted under, each option vests ratably either annually over 3 years or every 6 months over 3 and 1/2  years, beginning at the date of grant.

On September 30, 2004, the Company granted 335,214 restricted shares at a fair market value of $10.38 per share, to the Company’s president and chief executive officer (the “Executive”).  The total value at the grant date of the restricted stock totaled $3.5 million.  The restricted stock vests one-third per year over a three-year period provided the Executive has been continuously employed by the Company or a subsidiary throughout the applicable vesting period.  In both the first six months of 2007 and 2006, the vested portion of the restricted stock totaled $0.6 million, which was recognized in the Company’s consolidated statement of operations.

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

Effective January 1, 2006, the Company adopted FAS 123(R) using the prospective application as permitted by FAS 123(R).  Under this application, we are required to record compensation expense for all awards granted after the date of adoption.  Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB 25.  Compensation cost is recognized over the periods that an employee provides service in exchange for the award.  The Company recorded stock-based compensation expense of $0.7 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, $0.1 million and $0 million of which, respectively, was deferred related to policy acquisition costs.  The Company recorded a tax benefit of $0.2 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively.  The Company recorded stock-based compensation expense of $1.8 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively, $0.3 million and $0 million of which, respectively, was deferred related to policy acquisition costs.  The Company recorded a tax benefit of $0.6 million and $0.1 million for the six months ended June 30, 2007 and 2006, respectively.

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

	June 30,	June 30,
	2007	2006
Expected life (years)	6.00	6.00
Risk free interest rate	4.71%	4.55%
Volatility	25.00%	25.00%
Dividend yield	0.00%	0.00%

Utilizing these assumptions, the weighted-average per-share fair value of stock options granted in the first six months of 2007 and 2006 was $5.19 and $4.45, respectively.

A summary of option activity for the six months ended June 30, 2007 and 2006 is as follows:

	2007		2006
	Activity	Weighted Average Exercise Price Per Share	Activity	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	3,897,048	$11.50	3,043,650	$10.54
Granted	448,000	$14.63	1,017,000	$12.66
Exercised	(69,750)	$10.44	(663,540)	$10.23
Forfeited	(105,369)	$12.28	(51,402)	$10.52
Expired	—	—	—	—
Outstanding, end of period	4,169,929	$11.84	3,345,708	$11.25
Options vested, end of period	2,237,946	$11.02	1,526,922	$10.70

As of June 30, 2007, there was $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our stock option plans.  This cost is expected to be recognized over a weighted average period of 2.92 years.

During the first quarter of 2007, the Company granted 106,500 shares of restricted stock.  As of June 30, 2007, the Company had 346,654 shares of unvested restricted stock outstanding under the 2006 Plan. With the exception of 6,154 shares of restricted stock granted to certain independent directors of the Company, which vest pro rata, annually over three years, these shares vest pro-rata, annually over 4 years, as long as the grantee is still with the Company.

The table summarizes information regarding fully vested share options as of June 30, 2007 (dollars in thousands, except per share amounts):

Number of options vested	2,237,946
Weighted average exercise price per share	$11.02
Aggregate intrinsic value (excess market price over exercise price)	$24,654
Weighted average remaining contractual term of options (in years)	5.33

The following table summarizes information concerning outstanding and exercisable options at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.01-$10.51	1,827,916	5.31	$10.33	1,522,639	$10.32
$10.52-$12.01	96,000	7.62	$11.63	55,453	$11.63
$12.02-$13.51	1,811,013	7.92	$12.70	659,854	$12.58
$13.52-$15.01	435,000	9.63	$14.63	—	—
	4,169,929	6.95	$11.84	2,237,946	$11.02

Prior to the adoption of FAS 123(R), the Company applied APB 25 to account for its stock-based compensation awards and provided the required pro forma disclosures of FAS 123.  The following table illustrates the effect on net income and earnings per share had compensation expense for stock-based compensation awards been recorded in the six months ended June 30, 2007 and 2006, based on the fair value method under FAS 123 (dollars in thousands, except per share amounts).

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Net income (loss), as reported	$(81,919)	$26,189
Deduct: Stock-based compensation expense determined under fair value method for awards granted prior to the adoption of FAS 123(R), net of related tax effects	(152)	(212)
Pro forma net income (loss)	$(82,071)	$25,977

Basic earnings (loss) per share
As reported	$(2.24)	$1.15
Pro forma	$(2.24)	$1.14
Diluted earnings (loss) per share
As reported	$(2.24)	$0.87
Pro forma	$(2.24)	$0.87

10.  INVESTMENTS

The Company accounts for its investments in fixed maturity securities in accordance with the FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and Emerging Issues Task Force (“EITF”) Issue  99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  Management determines the appropriate classification of securities at the time of purchase.  As of June 30, 2007 and December 31, 2006, all investments in fixed maturity securities, with the exception of the Company’s investments in its Credit-Focused Absolute Return Fixed Income Fund (the “Credit Fund”) (see Note 11), were designated as available-for-sale and were carried at fair value.  Fixed maturity securities in the Company’s Credit Fund are designated as trading securities and are also carried at fair value.  The difference between fair value and amortized cost of available-for-sale securities is included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax.  Changes in fair value of trading securities are included in net income.  The fair value of these securities is based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models.  These models include estimates, made by management, which utilize current market information.  The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

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

The following table shows the gross unrealized losses and fair value of our fixed maturity securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$38,304	$(1,135)	$1,818	$(77)	$40,122	$(1,212)
Federal-agency securities	62,502	(1,501)	4,370	(180)	66,872	(1,681)
Obligations of states and political subdivisions	69,094	(986)	51,629	(1,461)	120,723	(2,447)
Corporate securities	24,993	(731)	54,821	(2,855)	79,814	(3,586)
Asset-backed securities	4,956	(43)	4,967	(111)	9,923	(154)
Mortgage-backed securities	49,819	(1,568)	90,859	(4,332)	140,678	(5,900)
Total non-VIE securities	249,668	(5,964)	208,464	(9,016)	458,132	(14,980)
Available for sale-VIE—asset-backed securities	1,804,091	(160,467)	656,447	(45,918)	2,460,538	(206,385)
Total	$2,053,759	$(166,431)	$864,911	$(54,934)	$2,918,670	$(221,365)

A substantial portion of the unrealized loss in CDO VIE asset-backed securities is related to RMBS, including both sub-prime and mid-prime quality mortgages.  The last quarter of 2006 and first quarter of 2007 saw significant disruption in the sub-prime and second lien mortgage markets, with some mortgage originators being purchased or exiting the business.  This severe disruption continued into the second quarter with other types of market participants (i.e., hedge funds, insurance companies) announcing significant losses in connection with their sub-prime and second lien mortgage exposure.  This disruption further translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal.  During the second quarter of 2007, the Company determined that certain of its holdings in RMBS through its consolidated CDOs were other than temporarily impaired.  As a result, write-offs relating primarily to those securities, aggregating $109.4 million were recorded as a reduction of net income during the quarter.  The write-downs related to consolidated CDOs included approximately $46.9 million in excess of the Company’s true economic exposure or its equity investment in the CDOs that was recorded in the Company’s statement of operations.  The Company has no right to use these CDO assets.  Moreover, the CDO liabilities, which are non-recourse to the Company, can only be extinguished from the cash flows on these assets.  The Company’s maximum economic loss from a consolidated CDO is limited to its equity investment in the CDO.  Under current rules governing consolidation accounting, the Company’s consolidated income statement would reflect 100% of the CDOs realized losses and its balance sheet would reflect 100% of the CDOs unrealized losses despite the fact that its loss exposure is limited to its equity investment in the CDOs.  Upon maturity, or the occurrence of a deconsolidation event, the equity and debt holders would absorb these losses and the Company would recognize a gain equal to all previous losses recognized in excess of its equity.  The amount of realized and unrealized losses in excess of the Company’s equity investment is $(46.9) million and $(72.8) million, respectively, as of June 30, 2007.

Regarding the unimpaired securities carried at an unrealized loss position as of June 30, 2007, the Company believed that it would be able to collect amounts due on these RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities.  The Company, therefore, did not consider these investments to be other-than-temporarily impaired at June 30, 2007.

For certain of the Company’s consolidated CDOs, realized and unrealized losses exceed the amount of the Company’s true economic exposure or equity investment in the CDO.  This impairment in excess of the Company’s equity investment is a result of the consolidation of CDO assets and liabilities on the Company’s balance sheet in accordance with FIN 46(R).

The Company’s accumulated other comprehensive loss of $(106.6) million at June 30, 2007, includes $(116.1) million related to unrealized losses on fixed maturity securities available for sale.  Included in the $(116.1) million is $(72.8) million of unrealized losses in the consolidated CDOs mentioned above in excess of the Company’s equity investment.

Included in the table above are 916 fixed maturity securities, 212 in the non-VIE portfolios, and 704 in the VIE portfolios.  At June 30, 2007, there were 127 fixed maturity securities, all of which are in the VIE portfolios, whose fair value was less than 80% of its amortized cost.  Over 99% of the securities in both the non-VIE portfolio and the VIE portfolios are rated investment grade.  Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of June 30, 2007.

11.  CREDIT-FOCUSED ABSOLUTE RETURN FIXED INCOME FUND

In May 2006, the Company launched the Credit Fund to leverage its expertise in the capital and credit markets and as an asset manager.  The fund invests in fixed income securities, particularly in the asset-backed sector.  Through June 30, 2007, the Credit Fund had received capital contributions of $38.0 million, of which the Company had invested $26.4 million and third parties had invested $11.6 million.  In addition to receiving a return on its investment in the Credit Fund, the Company is paid a management fee to select and manage the assets of the fund for the Credit Fund’s third party investors.  For accounting purposes, the Credit Fund is consolidated in the Company’s financial statements as of June 30, 2007 and its financial results are recorded in the Structured Credit line of business.   As of June 30, 2007, the Credit Fund had total assets of $413.0 million, including investments in fixed-maturity securities trading of $406.4 million, and total liabilities and minority interest of $386.1 million, including securities sold under agreements to repurchase of $372.9 million, included in the Company’s unaudited condensed consolidated balance sheet.

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

13.  STOCK SPLIT

On August 3, 2006, the Company’s Board of Directors authorized a dividend in order to effect a six-for-one stock split on the Company’s outstanding shares of common stock and on each share of common stock to be issued upon conversion of the various classes of preferred stock of the Company.  Each stockholder of record on August 3, 2006 received five additional shares of common stock for each share of common stock held by such stockholder on that date.  Funds were reclassified from the additional paid in capital account to the common stock account in an amount equal to the par value of the incremental shares issued under the stock split.  Upon the conversion of the various classes of the Company’s preferred stock, each holder of convertible preferred stock, senior convertible preferred stock and series B senior convertible preferred stock was issued, in the case of convertible preferred stockholders and senior convertible preferred stockholders, 6,000 shares for each share of preferred stock held by such holder and, in the case of the series B senior convertible preferred stockholders, 6 shares of each share of preferred stock held by such holder. All earnings per share and related stock option information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from this action.

On November 9, 2006, ACA Capital priced its initial public offering of common stock.  The Company sold 6,875,000 shares of common stock in the offering, at $13.00 per share, with net proceeds to ACA Capital of $79.2 million.  The transaction closed on November 15, 2006.  ACA Capital is listed on the New York Stock Exchange under the symbol “ACA.”  Upon the closing of its initial public offering of common stock, the Company converted 154 shares of senior convertible stock to 924,000 shares of common stock, 959 shares of convertible preferred stock converted to 5,754,000 shares of common stock and 2,785,769 shares of series B senior convertible preferred stock converted to 16,714,614 shares of common stock.

14.  LIQUIDITY FACILITY

The Company entered into a new credit agreement dated as of April 26, 2007 with a syndicate of banks.  The new credit agreement provides for a three-year senior unsecured revolving credit facility in an aggregate principal amount of up to $150 million.  The Company may borrow cash under the new credit facility bearing interest based on either (i) LIBOR plus an applicable margin depending on our leverage ratio (the ratio of debt to capital reflected in our then most current consolidated financial statements), or (ii) the greatest of the federal funds effective rate or prime rate in effect, plus 50 basis points.  The Company pays a facility fee between 0.08% up to 0.15% per annum of the total commitments under the new credit facility depending on our leverage ratio.  In addition, the Company also agreed to pay a utilization fee at a rate of 0.125% per annum on the average daily amount of the outstanding principal under the new credit facility, but only payable when such outstanding principal amount exceeds 50% of the commitments under the revolving credit facility.  The credit agreement contains certain financial covenants that require, among other things, the Company to maintain a minimum net worth and a maximum leverage ratio.  The net worth covenant includes in its calculation the mark to market valuations recorded in the FAS 133 unrealized gains (losses) on derivatives in our statement of operations. While as of June 30, 2007, the Company was in compliance with these financial covenants, if credit spread widening continues beyond that which has occurred since June 30, 2007, the Company may violate the net worth covenant in the future. The Company intends to seek a waiver of or an amendment to this calculation. The Company may not, however, be able to obtain such waiver or amendment on a timely basis, or at all.

This new revolving credit facility replaces the Company’s prior 364-day $75 million senior unsecured revolving credit facility dated as of May 1, 2006.  The Company had no amounts outstanding nor made any borrowing under the new credit facility as of June 30, 2007 and for the six month period then ended.

15.  SUBSEQUENT EVENT-STOCK REPURCHASE PLAN

On July 24, 2007, the Company’s Board of Directors authorized a $20 million stock repurchase program of the Company’s outstanding common stock. As of August 9, 2007, the Company has repurchased 1,301,600 shares of common stock at a cost of $9.2 million in the aggregate.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to our unaudited condensed consolidated financial statements and should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that are not historical facts may be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are subject to the safe harbor created by that Act. When used in filings with the SEC, in our press releases, investor presentations, and in oral statements made by or with the approval of one of our executive officers, the words or phrases like “believe”, “anticipate”, “project”, “plan”, “expect”, “intend”, “may”, “will likely result”, “looking forward” or “will continue”, or variations of such words and similar expressions are intended to identify such forward-looking statements.  These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including, among other things, information set forth under “Risk Factors” below and in our periodic reports filed with the SEC.  In making these statements, we are not undertaking to address or update these factors in future filings or communications regarding our business or results except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. There may also be other risks that we are unable to predict at this time. Any of these risks and uncertainties may cause actual results to differ materially from the results discussed in the forward-looking statements.

Overview

We are a holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and public finance capital markets. We also provide asset management services to specific segments of the structured finance capital markets. We participate in our target markets both as a provider of credit protection through the sale of financial guaranty insurance products, for risk-based revenues, and as an asset manager, for fee-based revenues. We conduct our financial guaranty insurance businesses through ACA Financial Guaranty Corporation, our “A” rated, regulated insurance subsidiary.  Approximately 80% of our assets on an unconsolidated basis represent our 100% indirect ownership interest in ACA Financial Guaranty. ACA Financial Guaranty provides financial guaranty insurance policies for our Public Finance business, for the credit swaps in our Structured Credit business and for certain other transactions described in “Other.”  We primarily conduct our asset management business through ACA Management, L.L.C., a wholly-owned indirect subsidiary of ACA Financial Guaranty.  Additionally, in January 2007, we obtained a license from the FSA to conduct a European asset management business, which will be done through our wholly-owned indirect subsidiary ACA Capital Management (U.K.) Pte. Limited.  As of June 30, 2007, we had credit exposure of $68.0 billion and our assets under management for third parties were $17.9 billion.

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

Within Structured Credit, our principal revenues are net insured credit swap revenue and net investment income, which includes amounts received from the Credit Fund and its allocated portion of corporate-wide investment income. Generally, we receive insured credit swap premiums in quarterly installments over the life of the related swaps which is typically in the range of 5 to 7 years. The principal expenses of this line of business are its allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. It also incurs direct interest expense related to the financing of our consolidated Credit Fund’s purchased investments. We enter into our insured credit swaps with intent that they remain outstanding for the entire term of the contract.  These insured credit swaps are accounted for at fair value because they do not qualify for the financial guarantee scope exception under FAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended (“FAS 133”).  Changes in the fair value of these contracts are required to be marked to market under the requirements of FAS 133 and are recorded, together with the related fixed quarterly premium payments payable to us under the insured credit swaps, under the caption net insured credit swap revenue.  We expect the fair values of these insured credit swaps to fluctuate primarily based on changes in credit spreads and the credit quality of the underlying referenced entities.  When we hold these insured credit swaps for the entire term of the contract, which is our intent, the cumulative changes in fair value will net to zero at the end of the term, provided that we do not incur credit losses on the contract.  In certain circumstances, we may agree with a counterparty to terminate an insured credit swap transaction prior to its maturity (such as on request of the counterparty or for risk management purposes, such as in connection with a deterioration of the underlying portfolio) and may experience realized gains or losses in connection with the early termination of such transactions.  See “—Critical Accounting Policies and Estimates and—Net Insured Credit Swap Revenue.”

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

In our CDO Asset Management line of business, we focus on CDO origination, structuring and asset management. Our principal revenues in this line of business are investment income, management fees, warehouse income, other credit swap revenue and premiums for credit swaps on insured equity tranches of unfunded synthetic CDOs.  Also included is an allocated portion of corporate-wide investment income. The principal direct expenses are interest expense related to the CDO debt and the amortization of related capitalized debt issuance costs. This line of business also receives an allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. Several of our CDOs are consolidated in our financial statements because we have been determined to be the primary beneficiary under FIN 46(R), “Consolidation of Variable Interest Entities —an interpretation of ARB No. 51 analyses”.  See “—Results of Operations—CDO Asset Management—Supplementary Information” for a discussion on the accounting issues associated with consolidation.

Our Other line of business includes business in areas and markets in which we are no longer active. Principal direct items are premiums earned, loss and loss adjustment expenses and policy acquisition costs. This line of business also was allocated a portion of investment income and interest expense in the three and six months ended June 30, 2007 and 2006.

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

Financial Guaranty Revenue Recognition

Premiums Earned—Premiums on financial guaranty insurance products in the form of traditional insurance policies are typically received on an up front basis, although certain policies pay premium in periodic installments. The vast majority of our Public Finance business is conducted through the issuance of traditional policies. Traditional policies are those that meet the scope exception of the guidance of FAS 133, paragraph 10d, as amended by FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  The scope exception provides that financial guaranty contracts are not subject to FAS 133, if they meet certain specified criteria. Installment premiums are earned over each installment period, which is generally one year or less. Up front premiums are earned in proportion to the expiration of risk, which is par. Premium is allocated to each par maturity (e.g., principal payment) included in an insured bond and earned on a straight-line basis for the period the related insured risk is outstanding.  Unearned premiums represent that portion of premiums which is applicable to coverage of risk to be provided in the future on policies in-force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining unearned premiums, less any amount credited to the refunding issue insured by us, are recognized as earned premium. The amounts earned from refundings were approximately $4.4 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively, and $5.0 million and $3.5 million for the comparable six months then ended.

On April 18, 2007, the FASB released an exposure draft entitled “Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60” (the “Proposed Statement”).  While FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises”,  sets out accounting standards for property and casualty and life insurance enterprises, it has historically not specifically considered financial guaranty insurance.  This new interpretation is intended to address the specific attributes of this type of insurance.  The principal items addressed in the exposure draft relate to revenue recognition, the establishment of claim reserves and disclosures around such reserves.  The Proposed Statement would be effective for financial statements issued for fiscal years beginning after December 15, 2007.  While certain provisions of the Proposed Statement are still being analyzed, management believes that the cumulative effect of initially applying the Proposed Statement could be material to our financial statements.  Until the final interpretation is issued and effective, we will continue to apply the accounting policies as disclosed in our audited financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

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

We value our insured credit swap transactions either by obtaining market quotes from dealers or through the application of our valuation model.  During the quarter ended June 30, 2007, we refined our valuation model to estimate fair value of our insured credit swap transactions.  The change was implemented to be more consistent with models that we understand other market participants utilize, including many of our insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area. Under our refined model, we fully use market spread data as a proxy for default probabilities in the determination of fair value. For transactions in which the underlying exposure is to corporate credits, we use individual market spreads as proxies for defaults as they are readily available. For synthetic asset-backed transactions, we use a current weighted average portfolio spread because individual spread information historically has not been consistently reliable and often has been unavailable. As the availability and quality of individual asset-backed spread data improves, we may make further refinements to our valuation model. We believe that our new model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related transaction.

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

Loss and Loss Adjustment Expenses.  Financial guaranty loss and loss adjustment expense reserves are established on our non-derivative exposure in an amount equal to our estimate of identified or case-specific reserves and non-specific reserves, including cost of settlement, on the obligations ACA Financial Guaranty has incurred. In determining our accounting policy for loss reserves, we rely primarily on FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”).  However, FAS 60 was adopted when the financial guaranty industry was just beginning. As a result, FAS 60 did not contemplate the specific attributes of financial guaranty insurance as distinct from other forms of insurance. In particular, financial guaranty insurance is considered a short-duration insurance product; however, it has features that are more akin to long-duration contracts in that the term of some insured obligations can be as long as 30 years or more and the contracts are generally irrevocable. Under FAS 60, accounting for losses differs for short-duration and long-duration contracts. Because of this inconsistency, we also apply FAS 5, “Accounting for Contingencies” (“FAS 5”) in the determination of our loss reserves.  Specifically, FAS 5 requires the establishment of reserves when it is probable that a liability has been incurred at the reporting date, but only to the extent the loss can be reasonably estimated. The Proposed Statement includes guidance on the establishment of claim reserves and disclosure around such reserves.  Until the final interpretation is issued and effective, we will continue to apply the accounting policies as disclosed in our audited financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.  The comment period for the exposure draft ended June 18, 2007.  No revised statement has yet been published.  See “—Critical Accounting Policies and Estimates—Financial Guaranty Revenue Recognition—Premiums Earned” for further explanation of potential changes.

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

Case specific reserves are reserves created on those obligations identified as currently or likely to be in default, and represent the present value, discounted at the U.S. Treasury Note rate applicable to the term of the underlying insured obligations, of the expected LAE payments, net of estimated recoveries (under salvage, subrogation or other recovery rights).  Gross case-specific reserves, net of estimated recoveries, were $21.4 million and $20.2 million as of June 30, 2007 and December 31, 2006, respectively.  We take into account a number of variables that depend primarily on the nature of the underlying insured obligation when we establish case specific reserves for individual policies.  These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets.  The state of the economy, rates of inflation and the salvage values of specific collateral, among other factors, may affect the actual ultimate realized losses for any policy.  Currently, we do not believe that changes to these factors would materially change the amount of our case specific loss reserves, with the exception of significant changes in salvage values of specific collateral.  However, case specific reserves are regularly reviewed in order to incorporate relevant current facts and circumstances and changes to these factors may in the future materially change the amount of our case specific loss reserves.

Our non-specific reserve was derived from the calculation of expected loss, which we estimate using a Monte Carlo simulation.  A Monte Carlo simulation is a technique that is commonly used to estimate the probability of certain mathematical outcomes.  It randomly selects values to create scenarios of outcomes and this random selection process is repeated many times to create multiple scenarios.  Each time a value is randomly selected, it forms one possible scenario and outcome.  Together, these scenarios give a range of possible outcomes, some of which are more probable and some less probable.  By definition, the average solution will give the most likely potential outcome.  Our risk management team typically runs at least 100,000 trials in order to determine future expected losses.  The model uses the current ratings and default frequency (net of recovery) applied to each transaction with outstanding exposure to determine the expected probability distribution of loss.  Default frequency and recovery amounts are published periodically by each of the major rating agencies.  From the model output, we can estimate a range of expected loss.  The amount of non-specific reserve recorded in the financial statements is based on the loss ratio resulting from the calculation of total losses, including past incurred losses and expected future losses divided by premium.  For this purpose, premium is defined as ever-to-date written premium as of June 30, 2007 plus future installment premium on closed transactions.  This derived loss ratio is applied to total ever-to-date earned premiums as of June 30, 2007.  Case specific reserves are subtracted from this amount to arrive at net non-specific reserves.  The table below shows our case and non-specific reserves as of June 30, 2007 and December 31, 2006.

	As of June 30,	As of December 31,
	2007	2006
	(in thousands)
Case specific reserves	$21,421	$20,232
Non specific reserves	24,502	21,881
Total	$45,923	$42,113

Investment Portfolio.  The primary components of our investment portfolio are the fixed maturity securities of ACA Financial Guaranty, our CDO investments and the investments of the Credit Fund. As per FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) management determines the appropriate classification of these securities at the time of purchase.  As of June 30, 2007, all investments in fixed maturity securities except for those related to the Credit Fund were designated as available for sale and were carried at fair value. Unrealized gains and losses for available for sales securities are the difference between fair value and amortized cost included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. As of June 30, 2007, the investments of the Credit Fund were designated as trading securities and were also carried at fair value. Unrealized gains and losses for trading securities are included in net income. The fair values of our securities are based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

Consolidation of Variable Interest Entities (VIEs) and Other Restricted Investments.  Funded and partially funded CDOs are generally issued out of VIEs. As such, each time a CDO is formed that includes the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of Financial Interpretation 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although the CDO is consolidated, we do not have the right to use the assets of the CDO for general operations and the debt liabilities of the CDO are without recourse to any assets other than those of the CDO. Our investment exposure to our CDOs is therefore limited to our equity investment, which is a first loss position of the CDO. In the instances that we own less than 100% of the CDO’s equity, but are the primary beneficiary and thus consolidate the CDO, we establish minority interests for the unowned portion.  As of June 30, 2007 and December 31, 2006, consolidated liabilities included non-recourse debt from consolidated CDOs of $4,525.9 million and $4,711.8 million, respectively.  Also, as of June 30, 2007 and December 31, 2006, consolidated assets included investment in fixed maturity securities and guaranteed investment contracts of $4,193.3 million and $4,656.0 million, respectively, and cash of $238.0 million and $265.0 million, respectively, related to CDOs.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs.  Based on analyses under FIN 46(R), we are not deemed to be the primary beneficiary of these VIEs.  As a result, these CDOs are not consolidated in our financial statements.  Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “  Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets  “ (“EITF 99-20”).  During the first six months of 2007, we closed eight CDOs and purchased an equity interest in three.  During 2006, we closed eight CDOs and purchased an equity interest in four.  During 2005, we closed five CDOs and purchased an equity interest in four.  We were not determined to be the primary beneficiary in any of these CDOs and therefore do not consolidate them.

In May of 2006, we began managing our Credit Fund.  The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager.  The Credit Fund invests in fixed maturity securities, particularly in the asset-backed sector.  Through June 30, 2007, the Credit Fund had received capital contributions of $38.0 million, of which the Company had invested $26.4 million and third parties had invested $11.6 million.  In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets for the Credit Fund’s third party investors.  Although the Credit Fund is consolidated pursuant to the requirements of U.S. GAAP accounting, we do not have the right to use the assets for general operations.  See “—Results of Operations—Structured Credit.”

Results of Operations

Summary of Consolidated Results

The following describes our consolidated financial results for the three months and the six months ended June 30, 2007 and 2006 and our financial condition as of June 30, 2007 and December 31, 2006. In order to understand our consolidated financial results, we perform a detailed segment by segment analysis for our lines of business and therefore, to augment the segments discussion, the following consolidated discussion has been prepared to describe (1) revenue and expense items that are allocated to our four lines of business and (2) the results of our lines of business:  Structured Credit, Public Finance, CDO Asset Management and Other.

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

The Company’s consolidated net income (loss) for the three months ended June 30, 2007 was $(93.3) million, or $(2.55) per diluted share, as compared to $12.0 million, or $0.40 per diluted share, for the three months ended June 30, 2006, a decrease of $105.3 million.  The decrease in net income was principally related to after-tax other than temporary impairments of investments in our CDOs of $(71.1) million and after-tax net unrealized mark-to-market valuation losses on our portfolio of Structured Credit transactions of $(43.9) million.

The Company’s consolidated net income (loss) for the six months ended June 30, 2007 was $(81.9) million, or $(2.24) per diluted share, as compared to $26.2 million, or $0.87 per diluted share, for the six months ended June 30, 2006, a decrease of $108.1 million, which were primarily the result of other than temporary impairments in our CDOs and unrealized mark-to-market valuation losses on our portfolio of Structured Credit transactions discussed above.

The following table summarizes the contribution of each line of business to net consolidated income (loss) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss) by line of business
Structured Credit	$(32,700)	$2,543	$(33,094)	$8,919
Public Finance	3,487	3,121	6,438	4,917
CDO Asset Management	(64,577)	5,611	(56,222)	11,399
Other	454	767	959	954
Net income (loss)	$(93,336)	$12,042	$(81,919)	$26,189

Structured Credit

For the three months ended June 30, 2007, a net loss of $(32.7) million was recognized compared to net income of $2.5 million for the same period of 2006.  The pre-tax net unrealized loss included $(67.5) million in the second quarter of 2007 relating to the mark to market valuation of insured credit swap transactions.  This unrealized loss was primarily related to insured credit swap transactions for which the underlying exposure is pools of sub-prime and second-lien residential mortgage-backed securities (“RMBS”) and the associated widening of credit spreads on those assets that occurred during the quarter.  The spread widening was in response to the pronounced increase in homeowner delinquencies and defaults with respect to sub-prime and second lien residential mortgages originated in 2006.  For the three months ended June 30, 2006, we recognized pre-tax net unrealized losses in the amount of $(4.1) million.  Insured credit swap premiums earned from credit swap transactions increased to $22.8 million for the three months ended June 30, 2007 from $10.0 million for the same period of 2006.

For the six months ended June 30, 2007, a net loss of $(33.1) million was recognized compared to net income of $8.9 million for the same period in 2006.  The pre-tax net unrealized loss included an amount of $(80.3) million in the six months ended June 30, 2007 related to the mark to market valuation of insured credit swap transactions, compared with a pre-tax net unrealized loss in the amount of $0.4 million over the same period in 2006.  Insured credit swap premiums earned from credit swap transactions increased to $40.3 million for the six months ended June 30, 2007 from $18.8 million for the same period in 2006.  Other operating expenses increased in the three and six months ended June 30, 2007 compared to the same period in 2006.  This increase was in connection with the additional expenses incurred due to our status as a public company as well as additional expenses incurred, mainly personnel related, in direct support of the Structured Credit business.

Public Finance

For the three months ended June 30, 2007, net income increased to $3.5 million from $3.1 million for the same period in 2006.  Growth in net income was primarily related to increased premiums earned, mark to market valuation gains on two transactions that are in the form of insured credit swaps and higher net investment income based on increases in ACA Financial Guaranty’s investment portfolio.  The growth in net income was partially offset by higher operating expenses incurred due to our status as a public company and additional expenses incurred, namely personnel related, in direct support of the Public Finance business.  Gross premiums written was $15.4 million for the three months ended June 30, 2007 compared to $15.3 million for the same period of 2006.

For the six months ended June 30, 2007, net income increased to $6.4 million from $4.9 million for the same period in 2006, while gross premiums written over the same period increased to $20.0 million from $19.4 million in 2006.

CDO Asset Management

For the three months ended June 30, 2007, a net loss of $(64.6) million was recognized compared to net income of $5.6 million for the same period in 2006.  The Company recognized pre-tax other than temporary impairments related to eight CDO equity positions totaling $(109.4) million, or $(71.1) million after-tax, during the three months ended June 30, 2007.  The impairment losses on six of these eight CDOs were largely due to the deterioration in the form of increased mortgage delinquencies and rates of defaults on mortgages underlying RMBS originated, primarily, in 2006.  Two of these eight CDOs realized impairment losses because of the increased speed, relative to original projections, at which the underlying mortgages prepaid.  A pre-tax total of $46.9 million of these impairments were in excess of the Company’s equity investment in the CDO.  This impairment in excess of the Company’s equity investment in the CDO (“over-impairment”) is a direct result of the consolidation of CDO assets and liabilities in accordance with FIN 46(R).  As a result of consolidation, the Company records $4.4 billion of assets at fair value related to CDOs and $4.5 billion of related non-recourse debt on its balance sheet.  Losses in excess of the Company’s actual investment will reverse upon the maturity of the CDO, or the occurrence of a deconsolidation event.

For the six months ended June 30, 2007, a net loss of $(56.2) million was recorded compared to net income of $11.4 million for the same period in 2006.  The other than temporary impairments related to investments was the primary driver of this decline as well.

Other

Other represented an immaterial portion of our reported results for the three and six months ended June 30, 2007 and 2006 and reflects the continued run-off of insurance contracts written in prior years in areas in which we are no longer active.

Items Allocated to Business Lines

Within our statement of operations, we have income and expense items that are directly attributable to our lines of business and items that are indirectly attributable. Examples of items that are directly attributable to lines of business are gross premiums written, premiums earned, insured credit swap revenue, net realized and unrealized gains and losses on derivatives, losses and loss adjustment expenses and depreciation and amortization related to the consolidation of our CDOs.  Certain operating expenses, including those related to personnel and other expenses dedicated to a line of business are allocated to that line of business. Remaining expenses are allocated to lines of business based on time and expense studies conducted annually. Due to its run-off status beginning in 2004, other operating expenses are not allocated to our Other line of business.  Items allocated to lines of business include net investment income on the corporate-wide cash investment portfolios and other non-VIE entities within the consolidated group, net realized gains and losses on those portfolio, operating expenses, interest expense related to our corporate debt, depreciation and amortization and income taxes. The net investment income and net realized gains and losses on investments related to our CDO Asset Management business and the Credit Fund are considered direct revenues. The following table summarizes the principal items in our consolidated statement of operations that are allocated for purposes of line of business reporting for the three months and the six months ended June 30, 2007 and 2006. All other revenue and expense items included in the consolidated statement of operations are directly attributable to a specific line of business.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net investment income
Allocated	$7,483	$6,358	$14,988	$12,315
Direct to Business Lines	83,144	76,094	165,559	147,849
Total	$90,627	$82,452	$180,547	$160,164
Net realized and unrealized losses on investments
Allocated	$3	$(123)	$(48)	$(1,257)
Direct to Business Lines	(110,145)	(1,133)	(113,802)	(1,966)
Total	$(110,142)	$(1,256)	$(133,850)	$(3,223)
Other operating expenses
Allocated	$15,117	$12,310	$30,748	$22,386
Direct to Business Lines	447	371	969	908
Total	$15,564	$12,681	$31,717	$23,294
Interest expense
Allocated	$1,858	$1,783	$3,698	$3,459
Direct to Business Lines	74,479	69,181	149,047	133,924
Total	$76,337	$70,964	$152,745	$137,383
Depreciation and amortization
Allocated	$440	$393	$819	$1,006
Direct to Business Lines	1,838	1,832	3,718	3,711
Total	$2,278	$2,225	$4,537	$4,717
Provision for income tax expense
Allocated	$(47,260)	$6,323	$(41,392)	$13,615
Direct to Business Lines	—	—	—	—
Total	$(47,260)	$6,323	$(41,392)	$13,615

Net Investment Income.   Allocated net investment income primarily represents the income recognized on the investment portfolio of ACA Financial Guaranty. To a much lesser degree, investment income from other non FIN 46(R) entities within the group is included to the extent it is not directly related to any of the lines of business. Investment income allocated to each line of business is based upon the estimated capital utilized by the line of business which is derived from our rating agency capital adequacy model. To the extent capital is outside of the insurance company, it is allocated based on an estimated utilization.  For the three months ended June 30, 2007, allocated net investment income increased to $7.5 million from $6.4 million for the three months ended June 30, 2006. This increase was related to growth in the investment portfolio from $571.9 million at June 30, 2006 to $698.7 million at June 30, 2007. The growth in the investment portfolio between periods was primarily related to positive cash flows generated by our businesses and, from $79.2 million raised from the proceeds of our initial public offering in November 2006 (“IPO”).

For the six months ended June 30, 2007, allocated net investment income increased to $15.0 million from $12.3 million for the six months ended June 30, 2006 primarily related to growth in the respective investment portfolio.

Net Realized and Unrealized Gains and Losses on Investments.   Allocated net unrealized and realized gains and losses on investments represent those gains and losses incurred on the investment portfolio discussed above and are similarly allocated to the lines of business. For the three months and six months ended June 30, 2007, the direct-to-business-line net realized loss of $(110.1) million and $(113.8) million, respectively, was primarily the result of other than temporary impairments related to sub-prime and second lien RMBS in consolidated CDOs.

Allocated net unrealized and realized gains and losses on investments for the six months ended June 30, 2007 was $0 million, as compared with $(1.3) million for the same period in 2006.  The loss in 2006 was primarily driven by a sector reallocation of bonds within the ACA Financial Guaranty portfolio.

Other Operating Expenses.  Allocated other operating expenses is comprised of all costs related to personnel, office leases and expenses, legal, accounting and rating agencies. Allocated other operating expenses does not include expenses related to the consolidation of our CDOs or the Credit Fund. Those expenses are treated as direct expenses of the CDO Asset Management line of business and the Credit Fund (part of the Structured Credit line of business), respectively, for this purpose. For the three months ended June 30, 2007, allocated other operating expenses increased to $15.1 million from $12.3 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, allocated other operating expenses increased to $30.7 million from $22.4 million for the six months ended June 30, 2006.  The increase in expenses was attributable to additional personnel hired to support the businesses and expenses in connection with the opening of our United Kingdom and Singapore offices in 2006.

Interest Expense.  Allocated interest expense is related to our holding company floating rate debt.  It is allocated to our lines of business based on capitalization of the respective lines of business as described above with respect to net investment income.  Allocated interest expense for the three months ended June 30, 2007 and 2006 remained stable at $1.9 million and $1.8 million, respectively.  Allocated interest expense for the six months ended June 30, 2007 and 2006 was also relatively stable at $3.7 million and $3.5 million, respectively.  No new debt was issued in 2007 or 2006 and three month LIBOR, on which the floating interest rates are based, was largely unchanged.

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

Structured Credit

The following table summarizes the operations of our Structured Credit line of business for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Gross premiums written	$47	$192	$134	$470
Premiums earned	$47	$210	$134	$506
Net insured credit swap revenue	(44,628)	7,699	(39,983)	20,439
Net investment income	6,973	882	12,718	1,734
Net realized and unrealized losses on investments	(714)	(35)	(2,226)	(171)
Net realized and unrealized gains on derivative instruments	292	—	288	—
Other net credit swap revenue	(237)	(11)	(274)	(25)
Fee income	210	135	307	248
Other income	20	18	38	35
Total revenues	(38,037)	8,898	(28,998)	22,766
EXPENSES:
Other operating expenses	6,408	4,746	12,698	8,663
Interest expense	4,475	90	7,765	173
Depreciation and amortization	159	161	297	367
Total Expenses	11,042	4,997	20,760	9,203
Income of minority interest	(141)	(7)	(58)	(7)
Income (loss) before income taxes	(49,220)	3,894	(49,816)	13,556
Provision for income tax expense (benefit)	(16,520)	1,351	(16,722)	4,637
Net Income (loss)	$(32,700)	$2,543	$(33,094)	$8,919

Gross Premiums Written.   Gross premiums written within this line of business decreased to less than $0.1 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007 and 2006, we wrote premiums of $0.1 million and $0.5 million, respectively, in this business line.  These declines occurred because transactions with respect to this line of business have been conducted in the form of insured credit swaps.  No new traditional insurance contracts have been written in 2007 for this line of business and the decline relates to the decreased premium for contracts that were written in previous years.

Premiums Earned.   The change in premiums earned over the three month periods was directly related to the change in gross premiums written described above.

Net Insured Credit Swap Revenue.   Net insured credit swap revenue declined to $(44.6) million for the three months ended June 30, 2007 from $7.7 million for the same period in 2006.  As set forth in the table below, insured credit swap revenue is the sum of premiums earned on our insured credit swap transactions, unrealized gains (losses) resulting from the changes in fair value of these transactions and net realized gains (losses) which may, from time to time, result from any termination or credit events related to such transactions.  The second quarter 2007 over second quarter 2006 decline in net insured credit swap revenue was directly related to net unrealized mark to market losses recorded during 2007.  Valuation losses in the second quarter 2007 were principally related to the widening credit spreads associated with insured credit swap transactions for which the underlying exposure was to pools of sub-prime and second lien RMBS.  The $(67.5) million unrealized loss is comprised of an unrealized loss of $(253.0) million on our ABS/MBS portfolio, partially offset by an unrealized gain of $185.5 million on our corporate credit portfolio.

We value our insured credit swap transactions either by obtaining market quotes from dealers or through the application of our valuation model.  During the quarter ended June 30, 2007, we refined our valuation model to estimate fair value of our insured credit swap transactions.  The change was implemented to be more consistent with models that we understand other market participants utilize, including many of our insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area. Under our refined model, we fully use market spread data as a proxy for default probabilities in the determination of fair value. For transactions in which the underlying exposure is to corporate credits, we use individual market spreads as proxies for defaults as they are readily available. For synthetic asset-backed transactions, we use a current weighted average portfolio spread because individual spread information historically has not been consistently reliable and often has been unavailable. As the availability and quality of individual asset-backed spread data improves, we may make further refinements to our valuation model.  We believe that our new model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related transaction.

Premiums earned from our insured credit swap transactions increased to $22.8 million for the three months ended June 30, 2007 from $10.0 million for the three months ended June 30, 2006.  The primary reason for the increase was the higher volume of transactions completed.  As of June 30, 2007, the notional credit exposure in this line of business increased to $61.0 billion from $24.4 billion at June 30, 2006.

For the six months ended June 30, 2007 and 2006, net insured credit swap revenue was $(40.0) million and $20.4 million, respectively.  As discussed above, the decrease is primarily related to the net unrealized mark to market losses during the first six months of 2007, partially offset by premiums earned from our insured credit swap transactions of $40.3 million for the six months ended June 30, 2007 compared to $18.8 million for the six months ended June 30, 2006.

The following table shows the components of net insured credit swap revenue for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Insured credit swap premiums earned	$22,825	$9,985	$40,339	$18,831
Unrealized losses on insured credit swaps	(67,453)	(4,074)	(80,322)	(401)
Realized gains on insured credit swaps	—	1,788	—	2,009
Net insured credit swap revenue	$(44,628)	$7,699	$(39,983)	$20,439

Net Investment Income.   Net investment income was $7.0 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended June 30, 2006.  Of the total net investment income of $7.0 million in 2007, $5.8 million related to the Credit Fund and $1.2 million related to allocated investment income. In 2006, allocated investment income was $0.6 million.

Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006, as well as the net proceeds from our IPO of $79.2 million.  We also increased the allocation of investment income to this business in 2007 based upon our expected utilization of IPO proceeds across business lines.  For the six months ended June 30, 2007 and 2006, net investment income was $12.7 million and $1.7 million, respectively.  Of the total net investment income of $12.7 million in 2007, $10.3 million related to the Credit Fund and $2.4 million related to allocated investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Investment income from Credit Fund	$5,775	$256	$10,320	$256
Allocated investment income	1,198	626	2,398	1,478
Total investment income	$6,973	$882	$12,718	$1,734

The Credit Fund had net assets under management of $38.0 million as of June 30, 2007.  In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets of the fund for third parties.  As of June 30, 2007, the Credit Fund had total assets of $413.0 million, including investments in fixed-maturity securities trading of $406.4 million and total liabilities and minority interest of $386.1 million, including securities sold under agreements to repurchase of $372.9 million, all of which are included on our unaudited condensed consolidated balance sheet.

Net Realized and Unrealized Losses on Investments.  Net realized losses are derived from our investment in the Credit Fund as well as allocated amounts related to our allocated investment portfolio. The following table shows the components of net realized losses for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net unrealized and realized losses from Credit Fund	$(714)	$(20)	$(2,218)	$(20)
Allocated net realized losses	—	(15)	(8)	(151)
Net realized and unrealized losses on investments	$(714)	$(35)	$(2,226)	$(171)

Credit Fund losses were principally unrealized and related to the fair valuation of fixed income securities held in the portfolio.  Such securities are designated as held for trading, and as a result mark to market valuation losses are recorded on our statement of operations.

Other Operating Expenses.   Other operating expenses increased to $6.4 million for the three months ended June 30, 2007 from $4.7 million for the same period in 2006.  Other operating expenses increased to $12.7 million for the six months ended June 30, 2007 from $8.7 million for the same period in 2006.  These increases are related to the allocation of additional corporate and asset backed credit analyst personnel in 2007 to this line of business in connection with its growth in transaction volume and the opening and staffing of our Singapore office, in late 2006.

Interest Expense.   Interest expense results from debt costs at the Credit Fund as well as allocated interest costs associated with corporate debt at our holding company. The Credit Fund finances its asset purchases in part through the use of security repurchase agreements. Total interest expense related to the Credit Fund in the three months ended June 30, 2007 was $4.3 million.  Allocated interest expense totaled $0.2 million and $0.1 million in the three months ended June 30, 2007 and 2006, respectively.

For the six months ended June 30, 2007, total interest expense related to the Credit Fund was $7.5 million.  Allocated interest expense totaled $0.3 million and $0.2 million in the six months ended June 30, 2007 and 2006, respectively.

Income of Minority Interest.  Income of minority interest is related to our investment in the Credit Fund. While we consolidate the fund, we are not the sole equity investor in the fund.  Income related to the portion of the Credit Fund not owned by us in both the three and six months ended June 30, 2007 was $0.1 million.

Public Finance

The following table summarizes the operations of our Public Finance line of business for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Gross premiums written	$15,371	$15,301	$20,043	$19,383
Premiums earned	$8,228	$7,575	$13,106	$11,752
Net insured credit swap revenue	284	(30)	1,430	632
Net investment income	4,266	4,133	8,543	8,004
Net realized gains (losses) on investments	2	(81)	(27)	(817)
Fee income	14	22	88	120
Other income	239	32	256	32
Total revenues	13,033	11,651	23,396	19,723
EXPENSES:
Loss and loss adjustment expenses	1,614	1,539	2,639	2,915
Policy acquisition costs	2,841	2,518	4,304	3,790
Other operating expenses	2,832	2,292	5,739	4,404
Interest expense	391	427	777	830
Depreciation and amortization	132	121	246	309
Total Expenses	7,810	6,897	13,705	12,248
Income before income taxes	5,223	4,754	9,691	7,475
Provision for income tax expense	1,736	1,633	3,253	2,558
Net Income	$3,487	$3,121	$6,438	$4,917

Gross Premiums Written.   Public Finance gross premiums written totaled $15.4 million for the three months ended June 30, 2007 compared to $15.3 million for the three months ended June 30, 2006.  Public Finance gross premiums written totaled $20.0 million for the six months ended June 30, 2007 compared to $19.4 million for the six months ended June 30, 2006.  Since we are essentially a net retainer of the risks we underwrite, gross premiums written approximate net premiums written.

Premiums Earned.   Premiums earned were $8.2 million for the three months ended June 30, 2007 compared to $7.6 million for the same period in 2006.  Premiums earned from refundings were $4.4 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively.  Premiums earned were $13.1 million for the six months ended June 30, 2007 compared to $11.8 million for the same period in 2006.  Premiums earned from refundings were $5.0 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively.  Essentially, premiums earned before refundings were flat when comparing the first quarter of 2007 to 2006.  This is primarily because gross par exposure has remained relatively flat at approximately $6.3 billion.

Net Insured Credit Swap Revenue.  Net insured credit swap revenue was $0.3 million for the three months ended June 30, 2007 compared to $(30) thousand for the same period in 2006. We closed two transactions in the Public Finance line of business that were in the form of insured credit swaps, one in 2006 and the other in 2005. Since these transactions are in the form of insured credit swaps, they are marked to market in the same manner as our credit swaps described above in “– Results of Operations – Structured Credit”.  The unrealized gains or losses resulting from the changes in fair value of these transactions are included in net insured credit swap revenue. An unrealized gain of $0.1 million was included in insured credit swap revenue for the three months ended June 30, 2007. An unrealized loss of $(0.2) million was included in insured credit swap revenue for the three months ended June 30, 2006.

Net insured credit swap revenue was $1.4 million for the six months ended June 30, 2007 compared to $0.6 million for the same period in 2006. An unrealized gain of $1.1 million and $0.4 million was included in net insured credit swap revenue for the six months ended June 30, 2007 and 2006, respectively.

Net Investment Income.   Net investment income totaled $4.3 million for the three months ended June 30, 2007 and $4.1 million for the three months ended June 30, 2006.  The entire amount of net investment income for the Public Finance line of business is derived from the allocation of investment income. Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006 and $41.0 million during the first six months of 2007.  This increase was partially offset by a lower overall capital allocation in 2007 resulting from the additional IPO proceeds that were principally allocated to the Structured Credit and CDO Asset Management lines of business.

Net investment income totaled $8.5 million for the six months ended June 30, 2007 and $8.0 million for the six months ended June 30, 2006.

Net Realized Gains (Losses) on Investments.   Net realized gains (losses) are derived entirely from allocated amounts.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses was $1.6 million for the three months ended June 30, 2007 compared to $1.5 million for the three months ended June 30, 2006.

Loss and loss adjustment expenses was $2.6 million for the six months ended June 30, 2007 compared to $2.9 million for the six months ended June 30, 2006. The following table shows the components of the loss and loss adjustment expenses for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Incurred Losses Related To
Case specific and LAE reserves	$(32)	$2	$18	$512
Non-specific reserves	1,646	1,537	2,621	2,403
Total loss and loss adjustment expenses	$1,614	$1,539	$2,639	$2,915

Loss adjustment expenses are costs associated with insured credits that are in varying stages of work-out or remediation. Non-specific reserves are based on the application of our reserving model and take into account transactional characteristics such as rating, sector and assumed recoveries. The slight increase in non-specific reserves was a result of the increase in premiums earned and application of our non-specific reserve model. Total loss and loss adjustment expenses remain relatively unchanged from prior periods.

Net Policy Acquisition Costs.   Net policy acquisition costs totaled $2.8 million for the three months ended June 30, 2007 compared to $2.5 million for the same period in 2006.  Net policy acquisition costs totaled $4.3 million for the six months ended June 30, 2007 compared to $3.8 million for the same period in 2006.  Generally, such costs vary in accordance with the changes in premiums earned during each period.

Other Operating Expenses.   Other operating expenses were $2.8 million for the three months ended June 30, 2007 compared to $2.3 million for the three months ended June 30, 2006. These costs are non-policy acquisition related costs and are allocated. The increase of $0.5 million was primarily related to increased headcount to support the business.  Similarly, increased headcount drives the increase in other operating expenses to $5.7 million for the six months ended June 30, 2007 compared to $4.4 million for the six months ended June 30, 2006.

Interest Expense.   Interest expense was $0.4 million for each of three months ended June 30, 2007 and 2006.  Interest expense was $0.8 million for each of the six months ended June 30, 2007 and 2006.  Interest expense results from the allocated interest cost associated with corporate debt at our holding company.

CDO Asset Management

The following table summarizes the operations of our CDO Asset Management line of business for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Net insured credit swap revenue	$161	$262	$(1,931)	$1,040
Net investment income	78,337	76,482	157,183	148,577
Net realized and unrealized losses on investments	(109,430)	(1,120)	(111,590)	(2,046)
Net realized and unrealized gains on derivative instruments	2,964	2,497	5,048	6,139
Other net credit swap revenue	4,088	2,642	16,431	5,569
Fee income	7,372	6,782	13,534	10,705
Other income	40	19	60	37
Total revenues	(16,468)	87,564	78,735	170,021
EXPENSES:
Other operating expenses	6,322	5,643	13,267	10,227
Interest expense	71,378	70,359	144,018	136,207
Depreciation and amortization	1,987	1,943	3,994	4,041
Total Expenses	79,687	77,945	161,279	150,475
Income of minority interest	(1,124)	(1,067)	(2,086)	(2,222)
Income (loss) before income taxes	(97,279)	8,552	(84,630)	17,324
Provision for income tax expense (benefit)	(32,702)	2,941	(28,408)	5,925
Net Income (loss)	$(64,577)	$5,611	$(56,222)	$11,399

CDO assets under management (end of period, in millions)	$17,929	$12,120	$17,929	$12,120

Net Insured Credit Swap Revenue.   Net insured credit swap revenue was $0.2 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30, 2006. Net insured credit swap revenue was $(1.9) million and $1.0 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

As set forth in the table below, net insured credit swap revenue is the sum of insured credit swap premiums earned, net realized gains (losses), which may result from time to time from any termination or credit events related to such transactions and unrealized gains (losses) resulting from the changes in fair value of these transactions. We receive insured credit swap premiums from two synthetic CDOs we closed in 2003 and 2002 in which our insurance subsidiary, ACA Financial Guaranty, insured the equity tranche of each CDO. One of these credit swap transactions expired at the end of the first quarter 2007.  The following table shows the components of net insured credit swap revenue for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Insured credit swap premiums earned	$618	$1,103	$1,706	$2,189
Unrealized losses on insured credit swaps	(457)	(841)	(3,637)	(1,149)
Net insured credit swap revenue	$161	$262	$(1,931)	$1,040

The unrealized loss recorded for the six months ended June 30, 2007 is affected by the expiration of one of the credit swap transactions as of the end of the first quarter.  As a result of the expiration, the remaining unrealized valuation amount carried on our balance sheet was reversed to zero.  The valuation or unrealized loss for the six months ended June 30, 2006 was also related to the fact that these transactions were in a net valuation gain position and as they approach maturity, those unrealized gains reverse, resulting in unrealized losses. The second and last of the credit swap transactions included herein will expire by mid-2008.

Net Investment Income.   Net investment income was $78.3 million for the three months ended June 30, 2007 compared to $76.5 million for the three months ended June 30, 2006.  Net investment income includes income from assets of our consolidated and unconsolidated CDO portfolios as well as allocated amounts.  No new consolidated CDOs were added in the second quarter of 2007 or 2006.  Unconsolidated CDO equity of $12.0 million was added since June 2006 and is the primary cause of the increase in direct net investment income within this line of business.  The portion of net investment income related to our consolidated and unconsolidated CDOs was $77.4 million for the three months ended June 30, 2007 compared to $76.0 million for the three months ended June 30, 2006.  The portion of net non-CDO investment income allocated to the CDO Asset Management line of business was $0.9 million in the second quarter of 2007, compared to $0.5 million in the second quarter of 2006.  Allocated investment income increased due to overall growth within the allocated non-CDO investment portfolio, as a result of net positive operating cash flows from our businesses, as well as an increase in allocation percentage to this business line based on the expected usage of the net proceeds from our IPO.

Net investment income was $157.2 million for the six months ended June 30, 2007 compared to $148.6 million for the six months ended June 30, 2006. The portion of net investment income related to our consolidated and unconsolidated CDO portfolio was $155.2 million for the six months ended June 30, 2007 compared to $147.6 million for the six months ended June 30, 2006. As discussed above, the increase is primarily due to the increase in investments in unconsolidated CDOs. The portion of net non-CDO investment income allocated to the CDO Asset Management line of business was $2.0 million in the second quarter of 2007, compared to $1.0 million in the second quarter of 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Investment income from CDOs	$77,363	$75,971	$155,234	$147,592
Allocated net investment income	974	511	1,949	985
Total net investment income	$78,337	$76,482	$157,183	$148,577

Net Realized and Unrealized Losses on Investments.   Net realized losses are derived from our consolidated CDOs as well as allocated amounts. There are no unrealized gains or losses on investments for this line of business. The following table shows the components of net realized losses for the three months and the six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net realized losses from CDOs	$(109,429)	$(1,110)	$(111,583)	$(1,945)
Allocated net realized losses	(1)	(10)	(7)	(101)
Net realized and unrealized losses on investments	$(109,430)	$(1,120)	$(111,590)	$(2,046)

Net realized losses from CDOs include losses from other than temporary impairments (“OTTI”), in the amounts of $(109.4) million for the three months ended June 30, 2007 compared to $(1.1) million for the three months ended June 30, 2006.  Net realized losses from CDOs include losses from OTTI, in the amounts of $(111.6) million for the six months ended June 30, 2007 compared to $(1.9) million for the six months ended June 30, 2006.

OTTI is recognized when the fair value of investments in fixed maturity securities is determined to be below amortized cost for stated periods of time.  In the case of asset-backed securities, of which the vast majority of our CDO portfolio is comprised, the market value decline is also coupled with a decline in future expected cash flows.  The last quarter of 2006 and first quarter of 2007 saw significant disruption and consolidation in the sub-prime and second lien mortgage markets, with some mortgage originators being purchased or exiting the business.  This severe disruption continued into the second quarter with other types of market participants announcing significant losses in connection with their sub-prime and second lien mortgage exposure.  This disruption further translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  During the second quarter of 2007, the Company determined that certain of its holdings in RMBS through its consolidated CDOs were other than temporarily impaired related to these sub-prime and second lien RMBS market issues.  As a result, write-offs relating primarily to those securities, aggregating $109.4 million were recorded as a reduction of net income during the quarter.

The write-downs related to consolidated CDOs included approximately $46.9 million in excess of the Company’s true economic exposure or its equity investment in the CDOs that was recorded in the Company’s statement of operations under the rules of GAAP consolidation accounting.  We have no right to the use the CDO assets, other than returns we received on our equity investment, and the CDO liabilities are non-recourse to us and can only be extinguished from the cash flows of the CDO assets.  Our maximum net economic loss from a consolidated CDO is limited to our equity investment in it.  However, under the rules governing consolidation accounting, our income statement reflects 100% of the OTTI losses related to consolidated CDO assets.  Upon maturity, or the occurrence of a deconsolidation event, the equity and debt holders would absorb these OTTI losses and we would recognize a gain equal to all previously recognized losses recorded in excess of our equity position.

Net Realized and Unrealized Gains on Derivative Instruments.  The following table illustrates the type of derivative instruments reported in this line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Interest rate swaps	$1,909	$2,240	$3,580	$5,670
Interest rate caps	301	257	112	469
Trading derivatives	754	—	1,356	—
Total net realized and unrealized gains on derivative instruments	$2,964	$2,497	$5,048	$6,139

The most significant derivative instruments reported in this line item are interest rate swaps that are included in our consolidated

CDOs. These CDOs have four such swaps and they pay fixed amounts and receive floating amounts based on three month LIBOR and pre-determined notional schedules. Unrealized valuation gains have been recognized on these four swaps as a result of a steady increase in short-term interest rates over the three year period. Interest rate caps are also used within consolidated CDOs to manage interest rate risk. In the three months and six months ended June 30, 2007 we recognized income of $0.8 million and $1.4 million, respectively, related to a leveraged loan trading program that began in December 2006 and is structured in the form of a total return swap.  Changes in the values of the underlying leveraged loans represent unrealized gains or losses to us until such time that the loans may be sold. Income received under the total return swap is also included in net realized and unrealized gains on derivative instruments.

Other Net Credit Swap Revenue.   Other net credit swap revenue was $4.1 million for the three months ended June 30, 2007 compared to $2.6 million for the three months ended June 30, 2006.  As set forth in the table below, other net credit swap revenue is the sum of credit swap fees earned, net realized gains (losses) which may result from time to time result from any termination of such transactions, unrealized gains on credit protection we purchased to mitigate our exposure to 2006 origination sub-prime and second lien RMBS and any credit events and unrealized gains (losses) resulting from the changes in fair value of these transactions.  Credit swap fees result from a partially funded consolidated synthetic CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. Also, included as revenue in the second quarters of 2007 and 2006 is $0.3 million and $0.8 million, respectively, that represents distributions to us as equity holder of two synthetic CDOs.

Other net credit swap revenue was $16.4 million for the six months ended June 30, 2007 compared to $5.6 million for the six months ended June 30, 2006.  Included as revenue in the first halves of 2007 and 2006 is $2.6 million and $1.6 million, respectively, that represents distributions to us as equity holder of two synthetic CDOs.  The following table shows the components of other net credit swap revenue for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Credit swap fees	$1,884	$2,545	$5,805	$5,278
Unrealized gain on credit protection purchased	3,108	—	11,565	—
Unrealized gains (losses) on credit swaps	(904)	97	(939)	291
Total other net credit swap revenue	$4,088	$2,642	$16,431	$5,569

Net unrealized gains related to changes in value were recorded for each period.  The unrealized gain recorded for the six months ended June 30, 2007 was almost entirely related to the change in the value of two credit swap transactions we entered into in late 2006 to hedge our exposure to certain classes of RMBS, which arises from the equity we own in our CDOs.  These swaps reference representative market indices to moderate the impact to us of impairments related to 2006 vintage subprime residential mortgage exposure.  We did this in light of the recent negative developments that we have noted in this asset class.  Specifically, the relaxed underwriting standards of certain sub-prime originators in 2006 have led to significantly higher early stage delinquencies. Market participants have speculated that these RMBS may ultimately represent the worst performing sub-prime bonds on record to date.  In light of the uncertainty in the market around this vintage of RMBS, we determined it prudent to purchase the credit swaps. Through June 30, 2007, we had recorded a cumulative net unrealized gain of $11.6 million related to these credit swaps.  In July 2007, we closed out these two positions and realized a cumulative net gain of $14.8 million.

Fee and Other Income.  Fee and other income is principally related to quarterly management fees, warehouse fees and structuring fees received in connection with our unconsolidated CDOs.  Total fee and other income for CDO Asset Management was $7.4 million for the three months ended June 30, 2007 compared to $6.8 million for the three months ended June 30, 2006. Total fee and other income for CDO Asset Management was $13.5 million for the six months ended June 30, 2007 compared to $10.7 million for the six months ended June 30, 2006.  These increases were primarily the result of increased assets under management which grew to $17.9 billion at June 30, 2007 from $12.1 billion at June 30, 2006, partially offset by a decrease in warehouse and structuring fees.  In general, structuring fees and warehouse fees are highly negotiated and vary from transaction to transaction.

The following table shows the components of fee income for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Asset management fees	$6,574	$3,227	$12,877	$6,118
Warehousing and structuring fees	798	3,555	657	4,587
Total fee income	$7,372	$6,782	$13,534	$10,705

Other Operating Expenses.   Other operating expenses totaled $6.3 million for the three months ended June 30, 2007 compared to $5.6 million for the three months ended June 30, 2006.  Other operating expenses totaled $13.3 million for the six months ended June 30, 2007 compared to $10.2 million for the six months ended June 30, 2006.  Other operating expenses is made up of direct expenses of consolidated CDOs and includes items such as ongoing rating agency fees, trustee fees, accounting fees and other direct expenses related to the maintenance of the CDO. Also included in other operating expenses are allocated expenses.

The following table shows the components of other operating expenses for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Direct operating expenses	$399	$416	$928	$951
Allocated operating expenses	5,923	5,227	12,339	9,276
Total operating expenses	$6,322	$5,643	$13,267	$10,227

The first half of 2007 increase compared to the first half 2006 in allocated expenses was related to two principal items.  First, our status as a publicly traded company in November 2006 caused an increase in certain corporate expenses.  Additionally, we incurred expenses for our new office in the United Kingdom, established in the second half of 2006.  This office was established in connection with the expansion of our asset management business in Europe.

Interest Expense.  Interest expense totaled $71.4 million for the three months ended June 30, 2007 compared to $70.4 million for the three months ended June 30, 2006. Interest expense totaled $144.0 million for the six months ended June 30, 2007 compared to $136.2 million for the six months ended June 30, 2006.  Interest expense is made up of the allocated portion of interest expense on corporate debt issued by our holding company, debt issued in connection with the purchase of certain of our CDO equity positions (CDO debt: operating) and debt issued by our consolidated CDOs (CDO debt: non-recourse).

The following table shows the components of interest expense for the three months and the six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Corporate debt	$1,247	$1,184	$2,499	$2,283
CDO debt: operating	1,897	1,832	3,788	3,617
CDO debt: non-recourse	68,234	67,343	137,731	130,307
Total interest expense	$71,378	$70,359	$144,018	$136,207

All outstanding debt pays interest based on a floating rate above one or three month LIBOR.  No new long term debt was issued in 2007 or 2006 and three month LIBOR, on which the floating interest rates are based, was largely unchanged. Interest expense also includes interest expense on debt incurred to finance our CDO equity investments. As of June 30, 2007, we had $110.1 million of debt related to the financing of CDO equity and $79.9 million of corporate debt issued through trust-preferred vehicles.

Depreciation and Amortization.   Depreciation and amortization was relatively flat over each of the three months ended June 30, 2007 and 2006.  Depreciation and amortization is comprised of the recognition of costs deferred in connection with our consolidated CDOs as well as allocated amounts. Depreciation and amortization related to consolidated CDOs totaled $2.0 million for the three months ended June 30, 2007 and $1.9 million for the three months ended June 30, 2006.  Depreciation and amortization was $4.0 million for both the six months ended June 30, 2007 and 2006.

Income from Minority Interest.  Income from minority interest totaled $(1.1) million for both the three months ended June 30, 2007 and 2006.  Income from minority interest totaled $(2.1) million and $(2.2) million for the six months ended June 30, 2007 and 2006, respectively.  Income from minority interest results from the fact that we consolidate two CDOs in which we own less than 100% of the equity.  Minority interest reflected in the statement of operations represents the share of the income or loss of the CDO that represents the third party equity ownership. In both three month periods, the two CDOs recognized net income and as a result we recorded minority interest income to reduce our net income.

CDO Asset Management—Supplementary Information

Consolidation of VIEs.   Funded and partially funded CDOs are generally issued out of Variable Interest Entities (VIEs). As such, each time a CDO is formed through the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of FIN 46(R). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs are consolidated). Although these CDOs are consolidated, we do not have the right to use the assets of the CDOs for general operations and the debt liabilities of the CDOs are without recourse to any assets other than those of the CDOs.  Our investment exposure to our CDOs is therefore limited to our retained equity, which is the first loss position of the CDO. In the transactions in which we own less than 100% of the CDO’s equity, but are deemed to be the primary beneficiary and thus consolidate the CDO, we establish minority interests for the portion not owned.  Total non-recourse debt of the CDOs included on our balance sheet at June 30, 2007 and December 31, 2006 was $4.5 billion and $4.7 billion, respectively.  Fixed maturity securities, a guaranteed investment contract and cash related to consolidated CDOs included on our balance sheet at June 30, 2007 and December 31, 2006 were $4.4 billion and $4.9 billion, respectively.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on our analysis of FIN 46(R) we are not deemed to be the primary beneficiary and, as a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and EITF 99-20. During the first six months of 2007, we closed eight CDOs and retained equity interest in three. During 2005 and 2006, we closed thirteen CDOs and purchased equity interests in eight. The fair value of our total investment in unconsolidated CDOs at June 30, 2007 was $19.3 million, not including synthetic CDOs in which we take derivative exposure but make no investment. We do not anticipate consolidating new CDOs in the future given our intention to buy minority portions.

CDOs can be issued in funded, unfunded or partially funded form. Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities synthetically (i.e., assets and liabilities are in derivative form).  Partially funded CDOs are a combination of these two forms.

The following table summarizes our outstanding CDO transactions as of June 30, 2007:

CDO name	Year Deal Closed	Transaction Type	Collateral Type(1)	Current AUM		Consolidated	Current Investment in Retained Equity	Retained Equity %	First Optional Call Date(2)	Maturity Date
				(in millions)
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$198		Yes	$4.9	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	392		Yes	—	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,484		Yes	16.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	629		Yes	—	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	361		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,499		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	421		No	1.1	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	396		No	0.9	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.4	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,443		No	1.4	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	1,990		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	747		No	0.7	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	746		No	0.4	11	1/2011	1/2047
ACA ABS 2007-1	2007	Partially funded	Investment Grade	1,500		No	1.4	5	3/2010	5/2047
Millbrook	2007	Unfunded	Investment Grade	67		No	—	—	3/2010	10/2052
Abacus	2007	Unfunded	Investment Grade	192		No	—	—	6/2010	3/2038
ACA ABS 2007-2	2007	Partially funded	Investment Grade	750		No	—	—	7/2011	7/2045
Lancer II	2007	Partially funded	High-Grade	999		No	—	—	7/2011	7/2047
Total Asset-Backed CDOs				14,564			54.7

Corporate Credit CDOs:
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	68	(3)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	68	(3)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	356	(4)	No	—	—	N/A	9/2016
Dolomite	2007	Unfunded	Investment Grade	67	(3)	No	—	—	N/A	7/2014
Total Corporate Credit CDOs				1,559			25.0

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	299		No	4.6	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	342		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	302		No	2.2	10	1/2011	1/2021
ACA CLO Euro 2007-1	2007	Funded	Non-Investment Grade	527	(3)	No	5.4	10	6/2010	6/2024
ACA CLO 2007-1	2007	Funded	Non-Investment Grade	336		No	2.6	10	6/2011	6/2022
Total Leveraged Loan CDOs				1,806			14.8
Total				$17,929			$94.5

Note: As of June 30, 2007, the Company’s risk under corporate credit CDO ACA CDS 2002-1 expired.

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

(3)   Argon 49, Argon 57, Dolomite and ACA CLO Euro 2007-1 are denominated in Euros. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on June 30, 2007.

(4)   Tribune is comprised of 13 distinct trades some of which are denominated in Euros or Yen. For purposes of this chart, we have converted the respective amounts to U.S. dollars at the prevailing currency exchange rates on June 30, 2007.

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

			At Closing
		ACA Funding	ACA		ACA
	CDO VIE	Company(1)	Management(2)	Eliminations	Consolidated
	(in thousands)
Balance Sheet
Cash	$—	$(20,000)	$—	$—	$(20,000)
Fixed maturity securities	400,000	20,000	—	(20,000)	400,000
Total assets	$400,000	$—	$—	$(20,000)	$380,000
Long-term debt	$380,000	$—	$—	$—	$380,000
Total liabilities	380,000	—	—	—	380,000
Equity	20,000	—	—	(20,000)	—
Total liabilities and equity	$400,000	$—	$—	$(20,000)	$380,000

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

	One Year Later
			ACA Funding	ACA		ACA
	CDO VIE		Company	Management	Eliminations	Consolidated
				(in thousands)
Statement of Operations
Investment income	$27,320	(1)	$—	$—	$—	$27,320
Management fees	(1,800)		—	1,800	—	—
Residual equity return	—		2,000	—	(2,000)	—
Total revenues	25,520		2,000	1,800	(2,000)	27,320
Interest expense	22,820	(2)	—	—	—	22,820
Operating expenses	700		—	—	—	700
Total expenses	23,520		—	—	—	23,520
Pre-tax income	$2,000		$2,000	$1,800	$(2,000)	$3,800
Balance Sheet
Cash	$2,000		$(20,000)	$1,800	$—	$(16,200)
Fixed maturity securities	400,000		22,000	—	(22,000)	400,000
Total assets	$402,000		$2,000	$1,800	$(22,000)	$383,800
Long term debt	$380,000		$—	$—	$—	$380,000
Total liabilities	380,000		—	—	—	380,000
Equity	22,000		2,000	1,800	(22,000)	3,800
Total liabilities and equity	$402,000		$2,000	$1,800	$(22,000)	$383,800

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except where otherwise noted)
Assets under management (in millions)	$17,929	$12,120	$17,929	$12,120

Management and other fees(1)	$9,457	$6,230	$18,645	$12,176
Warehouse and structuring fees(2)	837	3,555	697	4,587
Equity returns(3)	(45,060)	4,988	(39,941)	10,421
CDO Asset Management revenue, unconsolidated basis	$(34,766)	$14,773	$(20,599)	$27,184
Reconciliation to CDO Asset Management pre-tax income:
CDO Asset Management revenue, unconsolidated basis	$(34,766)	$14,773	$(20,599)	$27,184
Impairments in excess of equity investment	(46,936)	—	(46,936)	—
Net realized and unrealized gains (losses) on CDO related derivatives(4)	(7,693)	1,753	(969)	5,281
Allocated investment income(5)	974	511	1,949	985
Allocated expenses(5)(5a)	(5,923)	(5,227)	(12,339)	(9,276)
Allocated interest expenses(5)(5b)	(1,263)	(1,184)	(2,514)	(2,283)
Allocated depreciation(5)(5c)	(277)	(141)	(489)	(360)
Allocated realized gains (losses)(5)(5d)	(1)	(10)	(7)	(101)
Interest expense—operating(6)	(1,897)	(1,832)	(3,788)	(3,617)
Minority interest (mark to market portion)(7)	(304)	(203)	(365)	(529)
Loan Trading Program(8)	754	—	1,356	—
Other	53	112	71	40
Total CDO Asset Management pre-tax income (loss) -U.S. GAAP	$(97,279)	$8,552	$(84,630)	$17,324

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

(5a)   Direct expenses of our consolidated CDOs are included above as a reduction of our equity return and include items such as ongoing rating agency CDO expenses, trustee fees, accounting fees, etc.  Direct expenses equal total segment expense less allocated amounts.  Direct CDO expenses were $0.4 million in the second quarter of 2007 and $0.6 million in the second quarter of 2006.  When we consider the results related to our managed CDOs, allocated expenses are excluded and must be added back in order to reconcile to segment based income before taxes.  For the six months ended June 30, 2007 and 2006, direct CDO expenses were $0.9 million and $1.1 million, respectively.

(5b)  Represents a portion of our corporate debt interest expense allocated to this line of business.  This allocated interest expense, combined with CDO debt operating and CDO debt-non-recourse interest expense, equals total segment interest expense.

(5c)   Represents a portion of corporate depreciation and amortization expense allocated to this line of business.  Direct amortization of debt issuance costs of consolidated CDOs is included above as a reduction of equity returns (see note 3 above) and totaled $1.9 million in the second quarter of 2007 and $1.8 million in the second quarter of 2006.  These amounts totaled $3.7 million for both the six months ended June 30, 2007 and 2006.

(5d)  Represents a portion of our corporate realized (losses) gains allocated to this line of business.  Direct net realized losses including impairments were $101.8 million in the second quarter of 2007 and $0.8 million in the first quarter of 2006.  These direct realized losses are included above as a reduction of our equity return.  Direct net realized losses including impairments for the six months ended June 30, 2007 and 2006 were $104.0 million and $1.9 million, respectively.

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

Partially funded synthetic, or CDS, CDOs sell credit protection on referenced assets by entering into credit swaps with various protection buyers in the market. The CDO also issues securities, both liabilities and equity, in order to use the proceeds from the sale of these securities to collateralize the CDO’s obligations under its credit swaps, except with respect to the most senior tranche of the CDO’s credit exposure, in connection with which a partially funded CDO typically purchases credit protection rather than issuing funded liability securities. The proceeds of the securities issued by the partially funded CDO are invested in a guaranteed investment contract, or GIC. We consolidate one partially funded CDS CDO. From this consolidated CDO, we consolidate investment income, relating to the return on the GIC, and interest expense in connection with the liability securities issued by the CDO. We also consolidate derivative income relating to net revenues from the fixed fees payable to the CDO under the terms of the credit swaps pursuant to which the CDS CDO sold credit protection on referenced assets and the fixed fees payable by the CDO on the credit protection that it purchased. This income is reflected in the consolidated statements of operations as other net credit swap revenue. This income is used to pay the interest on the liabilities of the CDO and other expenses of the CDO, including the management fee. Similar to the fully funded and consolidated CDOs, all management fees in this partially funded CDS CDO are paid to ACA Management, but eliminated in consolidation. Our return on our equity investment is the net of the CDO’s revenues (interest income and other credit swap income) and the CDO’s expenses, including the management fee paid to ACA Management.  As of June 30, 2007, this partially funded CDS CDO expired, however the disbursement of funds related to the CDO did not occur until July 2007.  As a result, the CDO will be deconsolidated from the Company’s financial statements in the third quarter of 2007.

For funded and partially funded unconsolidated CDOs, we reflect management fees and investment income in our consolidated statements of operations.  As of June 30, 2007, we have 17 funded and partially funded CDOs that are not consolidated. In these instances, the investment income recorded is only on the equity investment made by us as compared to all of the assets in a consolidated CDO. Partially funded, unconsolidated CDOs in which we invest in the funded equity securities are reflected in our financial statements in the same way as funded unconsolidated CDOs.

We originated a fully synthetic, or unfunded, CDS CDO in each of 2002 and 2003. In these transactions, we act as asset manager, and, through ACA Financial Guaranty, insure the equity or first loss position of the CDO. No variable interest entities, or VIEs, exist in these structures; rather, the sponsoring investment bank acts as the counterparty to the various credit swaps that constitute the assets and liabilities of the synthetic CDO.  CDOs that do not use VIEs are not subject to consolidation under FIN 46(R). For our various roles in the unfunded CDS CDOs, we receive structuring fees, management fees, premium and residual equity returns. On our consolidated statements of operations, these revenues are reflected as fee income, net insured credit swap revenue and other net credit swap revenue. Net insured credit swap revenue also includes the changes in fair value of the related credit swaps. Our combined equity position in our two unfunded CDS CDOs, which is the aggregate notional balance of our credit swaps insuring the equity tranches of these two CDOs, was $47.5 million at December 31, 2006.   At June 30, 2007, one of the transactions matured, thereby reducing our exposure to $25.0 million.

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

We may experience increased volatility in our financial statements which is not related to the underlying economic value of our investment in these CDOs because we consolidate VIEs where we are the primary beneficiary. This may make the evaluation of our financial statements more difficult. Our investment exposure to our CDOs is limited to our equity interest; however, we record fluctuations in the fair value of the assets and liabilities of our consolidated CDOs. These valuation fluctuations, in the form of unrealized mark to market adjustments that are recorded in Accumulated Other Comprehensive Income, have exceeded our economic exposure in the form of our equity investment in the past and could exceed our economic exposure in the future. These valuation adjustments reverse themselves over time, to the extent the gains or losses are not realized by sales or other than temporary impairments. We may have realized losses from the assets (from sales and OTTI) in our consolidated CDOs and those losses could exceed the amount of our equity exposure. This occurred in the second quarter of 2007.  These losses are recorded in our consolidated statement of operations as realized losses. Excess impairments when realized by actual defaults are absorbed by other CDO investors, since as an economic matter, excess impairments by the Company indicate those parties will ultimately not receive repayment of all of their principal investment.  For the Company, the financial statement impact of the realized losses is offset at CDO maturity, when the associated non-recourse liabilities are written off.  For example, during the second quarter of 2007, we incurred $95.4 million in impairment losses related to two consolidated CDOs wherein our total remaining economic exposure was $48.5 million.  This amount represents our equity investment and, ultimately, the maximum investment that we can lose under the two transactions.  We consolidate the CDOs, including all of the income, expenses, gains, losses and mark to market valuations.  Third party investors own $1.0 billion in debt securities issued by the two CDOs.  The excess impairment amount of $46.9 million will be reversed in our statement of operations at the CDO’s maturity as the CDO writes down the principal amount of liabilities or upon deconsolidation to the extent a trigger event occurs under FIN 46(R) and we determine we are no longer the primary beneficiary.  Losses in excess of our economic exposure will be realized at that time by third-party investors of the debt securities issued by the CDO.

Other

Our fourth line of business, Other, encompasses insurance products in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain classes of assets in asset-backed securitizations, principally manufactured housing. At June 30, 2007, all of the exposure in this line of business had either expired or was in run-off. Run-off indicates that while we will not add new exposure, we have some current exposure that has not yet expired. The following table summarizes the results of our Other line of business for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Gross premiums written	$60	$234	$342	$662
Premiums earned	$170	$690	$354	$1,099
Net investment income	1,051	955	2,103	1,849
Net realized and unrealized losses on investments	—	(20)	(7)	(189)
Total revenues	1,221	1,625	2,450	2,759
EXPENSES:
Loss and loss adjustment expenses	245	122	593	767
Policy acquisition costs	201	250	215	370
Other operating expenses	2	—	13	—
Interest expense	93	88	185	173
Total Expenses	541	460	1,006	1,310
Income before income taxes	680	1,165	1,444	1,449
Provision for income tax expense	226	398	485	495
Net Income	$454	$767	$959	$954

Total Revenues.   Total revenues primarily comprised of net premiums earned and net investment income, continue to decline for this line of business due to the fact that it has been in run-off since 2005. Premiums earned declined to $0.2 million in the second quarter of 2007 from $0.7 million in the second quarter of 2006.  Premiums earned for the six months ended June 30, 2007 and 2006 were $0.4 million and $1.1 million, respectively.  Our exposure in the trade credit business, a component of this line of business, continues to rapidly decline.  Premiums earned for the other insurance contracts accounted for in this line of business also continue to decline.  We still continue to receive a small amount of installment premium for in-force asset-backed securitizations, principally manufactured housing, that were insured several years ago.

Net Investment Income.  Net investment income was $1.1 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.  Net investment income was $2.1 million and $1.8 million for the six months ended June 30, 2007 and 2006, respectively.  Net investment income is derived from the allocation of income from ACA Financial Guaranty’s investment portfolio.  A portion of our capital is allocated to this line of business because we have outstanding exposure, principally related to our exposure to insured manufactured housing securitizations. Notwithstanding the run-off or expiration of our exposure overall in our Other line of business, allocated investment income increased due to the increase in the size of the ACA Financial Guaranty investment portfolio.

Losses and Loss Adjustment Expenses.  We continue to record losses for the trade credit business. Like premium, losses incurred on these contracts continued to decline as the underlying exposures run off.  This loss activity has been within management’s expectations.

In 1999, we insured 12 securitized manufactured housing bonds with a collective balance of $213.3 million.  In response to an increase in the level of realized losses observed in the mortgages underlying four of these securitizations, we established a case specific reserve in 2004 in the amount of $20.3 million. This reserve represented the present value of expected losses, discounted at the applicable treasury rate. Due to the very long tenor of these bonds, payments are projected to continue through 2033. Each year we increase the reserve for accretion to adjust to the proper present value. Additionally, we regularly review the underlying asset performance and assess the need for additional reserves. As of June 30, 2007, our case specific reserve was $23.2 million.  While the reserve represents our best estimate at the time of establishment of ultimate losses on a present value basis, facts and circumstances may change such that the estimate is required to be revalued. Three of the bonds in our securitized manufactured housing portfolio experienced losses in 2006, 2005 and 2004. A fourth bond incurred losses in 2006. Losses incurred for these securitizations totaled $0.2 million in the second quarter of 2007, all related to normal accretion of the existing reserve which is reported at the discounted value. In the second quarter of 2006, losses incurred were $0.2 million and also represented accretion. Losses incurred for these securitizations in the six months ended June 30, 2007 and 2006 were $0.6 million and $0.5 million, respectively.

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

We define net economic income as net income (loss) excluding the after-tax effects of:

1.               Unrealized gains (losses) on derivatives included in:

•                  Net insured credit swap revenue;

•                  Net realized and unrealized gains (losses) on derivative instruments; and

•                  Other net credit swap revenue;

2.               Realized gains (losses) on non-CDO investments;

3.               The portion of interest expense related to the principal payments on borrowings that were financed with derivatives; and

4.               Net realized losses related to the impairment of non-recourse CDO assets in excess of our equity investment.

Also, included in net economic income (loss) are net recognized gains from credit protection purchased on the ABX indices.  This credit protection was purchased to moderate impairments on our ABS CDO equity and is included in the net economic results given the amount of impairments recorded in the second quarter of 2007.

Unrealized gains (losses) on derivatives are excluded because (i) they widely vary with changes in the credit market and interest rate environment and are not necessarily indicative of the performance of our underlying businesses and (ii) the Company intends to hold the positions to the derivative contracts’ expiration, at which time the mark to market values would revert to zero, to the extent no realized derivative gains or losses had occurred. Realized gains (losses) on non-CDO investments are excluded because our investment strategy is focused on the preservation of capital and generation of current income as opposed to the generation of trading gains and losses. We include the unrealized gains (losses) on derivatives and investments generated by trading activity, if any. Also excluded is a portion of interest expense on borrowings that were financed with interest rate swaps to pay the up front issuance costs of some of our consolidated CDOs. FAS 133 requires that all payments made under the interest rate swaps, representing both principal and interest, be recorded as interest expense.  In order to approximate the economic expense on these borrowings, the portion of interest expense that is excluded is related to what would be principal payments if these borrowings had been financed with debt obligations.  Net realized losses related to the impairment of non-recourse CDO assets in excess of the Company’s equity investment in the CDO are excluded because they do no represent economic losses to the Company, rather result from the effects of consolidation.

We had after-tax unrealized losses of $(44.1) million in the second quarter of 2007, and $(3.3) million in the second quarter of 2006 on our insured credit swaps included in net insured credit swap revenue. We had after-tax unrealized gains of $1.3 million in the second quarter of 2007, and $1.5 million in 2006 on our derivatives included in net realized and unrealized gains (losses) on derivative instruments. We had unrealized gains of $1.4 million in the second quarter of 2007 and $0.1 million in the second quarter of 2006 on our credit swaps included in other net insured credit swap revenue.  We had realized losses of $0 million in the second quarter of 2007 and $(0.1) million in the second quarter of 2006 on our non-CDO investments.  We had after-tax expenses of $0.8 million in the second quarter of 2007 and $1.0 million in the second quarter of 2006, which effectively constituted principal payments on our interest rate swaps.  We had after-tax realized losses in the second quarter of 2007 related to the impairment of non-recourse CDO assets of $30.5 million.  Lastly, we had after-tax net recognized gains in the second quarter of 2007 related to credit protection purchased of $7.5 million.

We had after-tax unrealized losses of $(53.9) million in the first half of 2007 and $(0.8) million in the first half of 2006 on our insured credit swaps included in net insured credit swap revenue.  We had after-tax unrealized gains of $2.2 million in the first half of 2007 and $3.7 million in the first half of 2006 on our derivatives included in net realized and unrealized gains (losses) on derivative instruments.  We had unrealized gains of $6.9 million in the first half of 2007 and $0.2 million in first half of 2006 on our credit swaps included in other net insured credit swap revenue.  We had realized losses of $0 million in the first half of 2007 and $(0.8) million in the first half of 2006 on our non-CDO investments.  We had after-tax expenses of $1.6 million in the first half of 2007 and $2.0 million in the first half of 2006, which effectively constituted principal payments on our interest rate swaps.  We had after-tax realized losses in the first half of 2007 related to the impairment of non-recourse CDO assets of $30.5 million.  Lastly, we had after-tax net recognized gains in the first half of 2007 related to credit protection purchased of $7.5 million

Liquidity and Capital Resources

We are a holding company, and as such, have no direct operations of our own. Our liquidity, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months) is dependent upon how much of our initial public offering proceeds we retain at the holding company level, the ability of our operating subsidiaries, which excludes our consolidated CDO entities, to pay dividends or make other payments to us, and our ability to incur indebtedness and otherwise access the capital markets. As of June 30, 2007, we held at our holding company approximately $20.1 million of the approximately $79.2 million in net proceeds from our IPO. For further discussion regarding the balance of proceeds after June 30, 2007, see Part II, Item 2 of this report.  Our liquidity is also a function of certain assets of our non-insurance subsidiaries which can be readily converted to cash. When assessing our liquidity, we generally exclude the resources of our insurance subsidiary, ACA Financial Guaranty, except for amounts that have been approved as dividends, since those funds are required to be maintained in the insurance company to pay claims incurred and insurance company expenses only.  Including our other non-insurance subsidiaries, as of August 9, 2007, we have approximately $80 million in assets that are in the form of cash or investments. Additionally, we have a $150 million liquidity facility which is discussed in detail under “—Indebtedness”. Our principal liquidity requirement is the payment of interest on our debt and operating expenses. Our outstanding indebtedness is described under “—Indebtedness.”  We may also incur additional indebtedness in the future to fund acquisitions, working capital, growth in our business or for other general corporate purposes.  We also may require liquidity to make periodic capital investments in our operating subsidiaries. We do not currently intend to pay dividends. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses and debt-related expenses. Based on the amount of dividends we expect to receive from our subsidiaries, existing cash, including the remaining proceeds from our initial public offering retained at our holding company, and availability under our revolving credit facility, management believes that we will have sufficient liquidity to satisfy our needs over the next 12 months. Beyond the next 12 months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies actions and general economic conditions as well as other items described in our risk factors herein and in our Form 10-K.  Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, we cannot guarantee that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or increased capital requirements.

As discussed above, one source of our liquidity, for the next 12 months and for the longer term, will be amounts paid by our operating subsidiaries as dividends to us. ACA Financial Guaranty is our principal subsidiary through which we operate all our lines of business. ACA Financial Guaranty is subject to restrictions under state insurance law on its ability to pay dividends. In December 2005, the Maryland Insurance Commissioner approved ACA Financial Guaranty’s request to pay a dividend in an amount equal to the interest payments on $40 million of the $80 million of our trust preferred issuance outstanding through the year ended

December 31, 2006.  The Maryland Insurance Commissioner also approved interest payments by ACA Financial Guaranty on the $10 million surplus note due in the 2006 fiscal year.  Accordingly, during 2006 ACA Financial Guaranty paid dividends of $2.7 million for the ultimate benefit of its parent, ACA Capital, and $0.8 million in interest on the surplus note.  Approval of the Maryland Insurance Commissioner to make dividend and surplus note interest payments due in 2007 on the $40 million of trust preferred securities and the $10 million surplus note, respectively, was received by us in December 2006.  As of June 30, 2007, ACA Financial Guaranty paid dividends of $0.9 million and $0.4 million in interest on the surplus note.  We have not received dividends from our operating subsidiaries other than ACA Financial Guaranty.

If S&P was to reduce ACA Financial Guaranty’s financial strength rating to below the “A” category, we would be severely limited in our ability to insure additional municipal bonds or insure additional Structured Credit transactions. In addition, if the financial strength rating was reduced below “A-”, we could be required to contribute capital to ACA Financial Guaranty as may be required to restore its rating into the “A” category or otherwise to provide collateral for the benefit of counterparties in the form of cash or securities to back certain of our Structured Credit transactions. In the case of certain insured credit swaps, if the underlying portfolio incurs losses to a pre-agreed point, we are generally required to post collateral in an amount that is the lesser of the amount by which actual losses exceed this pre-agreed point and the amount of any negative mark to market value of the insured credit swap. Moreover, the losses on these portfolios could result in downgrades on the tranches that we insure, resulting in increased capital charges. If any of these events occurred, it could materially hurt our financial performance and liquidity and severely strain our capital resources. See “Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity at our operating subsidiaries is used to pay operating expenses, claim payments and income taxes. Positive cash flow at ACA Financial Guaranty is only available to pay operating expenses of other operating subsidiaries subject to the approval of the Maryland Insurance Commissioner. In addition, certain of our operating subsidiaries may be required to post collateral in connection with credit derivatives. We had $18.9 million of collateral posted related to certain synthetic equity transactions in our CDO Asset Management and Structured Credit businesses as of June 30, 2007.  On an ongoing basis, our sources of funds at our operating subsidiaries primarily result from premiums written, asset management fees, investment income and proceeds from the sale and redemption of investments. Cash is used primarily to pay losses and loss expenses, policy acquisition costs, other operating expenses and interest expenses. Our cash flow from operations generally represents the difference between premiums collected along with the investment income realized, and investment earnings realized and the losses and loss expenses paid, policy acquisition and other operating expenses and investment losses realized.  Cash flow from operations may differ substantially from net income.

Subsequent to the quarter ended June 30, 2007, our Board of Directors approved a stock repurchase program of up to $20 million.  Such purchases of stock will be funded from the holding company and other non-insurance subsidiaries as necessary.  As of August 9, 2007, we have repurchased 1,301,600 shares of common stock at a cost of $9.2 million in the aggregate.

See “—Indebtedness.”

Cash Flows for the Six Months Ended June 30, 2007

For the six months ended June 30, 2007, we generated positive net operating cash flow of $41.0 million, primarily related to income from operations, taking into account the non-cash effects of other than temporary impairments and unrealized mark to market losses on net insured credit swap revenue, and investment income.  This amount is net of our $10.0 million investment in our Credit Fund in the first quarter of 2007.  In the first six months of 2007, we had net proceeds from invested assets of $91.9 million principally from the sale and maturity of fixed maturity securities available for sale, primarily in our consolidated CDOs.  We had net cash outflows of $184.0 million related to financing activities, which included the paydown of $187.4 million of long-term debt, primarily in our consolidated CDOs.  As of June 30, 2007, we had contributed $59.1 million of the proceeds from our initial public offering to our subsidiaries.  As of June 30, 2007, we had a cash balance of $328.8 million.

Cash Flows for the Six Months Ended June 30, 2006

For the six months ended June 30, 2006, we generated positive net operating cash flow of $38.2 million, primarily related to income from operations and investment income. During the same period, we had net cash provided by investing activities of $84.0 million principally from the sale and maturity of fixed maturity securities available for sale, primarily in our consolidated CDOs.  We had net cash outflows of $74.0 million through financing activities, which included the paydown of $72.5 million of long-term debt, primarily related to our consolidated CDOs.  As of June 30, 2006, we had a cash balance of $222.7 million.

Capital Expenditures

We did not make significant capital expenditures for or during the three months ended June 30, 2007 and 2006. We do not anticipate significant capital expenditures for the remainder of 2007.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K of the General Rules and Regulations under the Securities Act of 1933, as amended) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have off-balance sheet exposure in the form of our financial guaranty exposure or par in force. Par in force as of June 30, 2007 was $68.0 billion and includes exposure to Public Finance, Structured Credit and CDO Asset Management and other transactions in which ACA Financial Guaranty has issued insurance policies. Par in force as of June 30, 2006, was $31.4 billion.

Contractual Obligations

The following table summarized our contractual obligations as of June 30, 2007(1):

		Less Than
	Total	One Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt
Corporate debt	$79,899	$—	$—	$—	$79,899
CDO debt—operating	110,145	—	100,000	—	10,145
CDO debt—non-recourse, net of discounts(2)	4,525,930	2,779,513	—	—	1,746,417
Total debt	4,715,974	2,779,513	100,000	—	1,836,461
Securities sold under agreements to repurchase(3)	372,936	372,936	—	—	—
Lease obligations	36,509	2,910	9,469	5,310	18,820
Loss reserves(4)	45,923	5,926	5,278	3,451	31,268
Total	$5,171,342	$3,161,285	$114,747	$8,761	$1,886,549

(1)     Does not include any potential borrowings under our credit facility, for which there were no outstanding borrowings as of June 30, 2007, described below under “—Indebtedness.”

(2)     Represents debt incurred by our CDOs that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the applicable CDO.

(3)     Represents debt incurred by our Credit Fund that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the Credit Fund.

(4)     The loss and loss adjustment expenses payments due by period in the table above are based upon the present value of loss and loss adjustment expenses estimates as of June 30, 2007 and are not contractual liabilities with specified times of payment. Our contractual liability is to provide benefits under our policies. As a result, our calculation of loss and loss adjustment expenses payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses reserves generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims and amounts and as a result of variations between expected and actual payout patterns. Our failure to accurately set our loss reserves may result in having to increase our loss reserves or make payments in excess of our loss reserves, which could materially and adversely impact our financial condition.

Restricted Balances

Our insurance subsidiary, ACA Financial Guaranty, has assets on deposits with various regulatory authorities. At June 30, 2007, such assets on deposit were in the amount of $4.9 million. In connection with our CDO Asset Management and Structured Credit businesses, we had on deposit $45.5 million for the benefit of various counterparties.

Indebtedness

Credit Facilities

$75 million Credit Facility

We had a $75 million 364-day senior unsecured revolving credit facility (the “Prior Credit Facility”) with a syndicate of banks, which was replaced with the New Credit Facility (defined below) in April 2007. The Prior Credit Facility required us to maintain a net worth not less than the sum of (i) $298,500,000, (ii) 60% of our cumulative Consolidated Net Income (as defined in the credit agreement for the Prior Credit Facility) for each fiscal quarter (beginning with the fiscal quarter ending June 30, 2006), and (iii) 60% of the net cash proceeds of any offering of common equity consummated after the facility’s closing date.  We were further required to not permit our debt to capital ratio to be greater than 35% at any time and to maintain a minimum financial strength rating from S&P of “A-” for ACA Financial Guaranty.  We had met all of these requirements as of the date of termination of the prior credit facility.

$150 million Credit Facility

On April 26, 2007, we entered into a $150 million three-year senior unsecured revolving credit facility (the “New Credit Facility”) with a syndicate of banks.  The New Credit Facility replaced the Prior Credit Facility discussed above.

The New Credit Facility provides for borrowings by us on a revolving basis up to an aggregate of $150 million at any one time outstanding and includes a $25 million sub-commitment for the issuance of letters of credit and a $20 million sub-commitment for the making of swingline loans.  At our request and subject to the terms and conditions of the credit agreement for the New Credit Facility, the maximum amount of facility commitments may be increased up to $250 million at the lenders’ discretion. As of June 30, 2007, no amounts were outstanding under the New Credit Facility nor had there been any borrowings under the facility.

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

The terms of the New Credit Facility include various restrictive covenants.  These covenants include restrictions on indebtedness, liens, fundamental changes, sales of assets, certain payments and transactions with affiliates.  The New Credit Facility also includes a covenant requiring us to maintain a Net Worth (as defined in the credit agreement for the New Credit Facility) not less than the sum of (i) $400,000,000, (ii) 50% of our cumulative Consolidated Net Income (as defined in the credit agreement for the New Credit Facility) for each fiscal quarter (beginning with the fiscal quarter ending June 30, 2007) and (iii) 50% of the net cash proceeds of any offering of common equity consummated after the facility’s closing date.  We must further not permit our debt to capital ratio to be greater than 35% at any time and must maintain a minimum financial strength rating from S&P of “A-” for ACA Financial Guaranty.  The nature of these covenants is similar to or more favorable than the covenants contained in the Prior Credit Facility.  The Net Worth covenant includes in its calculation the mark to market valuations recorded in the FAS 133 unrealized gains (losses) on derivatives in our statement of operations. While as of June 30, 2007, we were in compliance with these restrictive covenants, if credit spread widening continues beyond that which has occurred since June 30, 2007, we may violate the Net Worth covenant in the future. We intend to seek a waiver of or an amendment to this calculation. We may not, however, be able to obtain such waiver or amendment on a timely basis, or at all.

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

Trust Preferred Securities

We issued floating rate junior subordinated deferrable interest debentures, structured as trust preferred securities, of $20.6 million, $20.6 million, $20.6 million and $18.0 million on December 29, 2004, October 29, 2003, May 15, 2003, and December 4, 2002, respectively. The trust preferred debt securities have an initial stated term of 30 years with a call provision at five years from the date of each issuance. The current interest rates on the $79.9 million of outstanding trust preferred debt securities range from 8.71% to 9.46% at June 30, 2007. The effective interest rate of these securities is calculated based on three-month LIBOR plus a margin of 3.35% to 4.10% per annum subject to certain interest rate caps during the lives of the securities.

The indentures governing the debentures limit our ability to pay dividends and incur other indebtedness. Events of default under the indentures include failure to make timely principal or interest payments, continuation of a breach of the indentures 60 days after proper notice, bankruptcy, liquidation and dissolution.

Other Financings

To the extent we purchase equity in our CDOs, we may issue notes to finance such purchases. These notes are debt obligations secured by our equity interest in the CDO and insured as to the repayment of principal and interest by ACA Financial Guaranty. The notes generally may be redeemed prior to the scheduled maturity date at our option.  For the six months ended June 30, 2007, no amounts of equity purchased were financed.  Rather, these investments, totaling $8.2 million were purchased with cash from the holding company.

In March 2005, one of our subsidiaries, ACA Parliament, L.L.C. (“ACA Parliament”) entered into an agreement with an investment trust, pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament in exchange for a medium term note. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the medium term note is 2010. We will have to refinance this medium term note program upon maturity in 2010 since the maturity date is in advance of the maturity date of many of the assets acquired with the proceeds of such issuance. Notes outstanding in connection with the financing of our equity purchases, including the aforementioned term note, totaled $110.1 million and $112.0 million as of June 30, 2007 and December 31, 2006, respectively.

Investment Portfolio

As of June 30, 2007, our investment portfolio consisted of $5.0 billion of fixed maturity securities, of which $4.0 billion were from VIEs that we consolidate under FIN 46(R), $24.8 million from our unconsolidated CDOs, $562.1 million were held in our insurance company investment portfolio and $406.4 million were from our Credit Fund.  The vast majority of our fixed maturity securities are designated as available for sale in accordance with FAS 115. The remaining fixed maturity securities are designated as part of a trading portfolio. These securities were purchased by our Credit Fund.  Fixed maturity securities available for sale are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income in stockholders’ equity while changes in the fair value of trading securities are recorded in the income statement. Other than temporary impairments on our VIE and non-VIE investments are recorded in net income as realized losses.

The following table summarizes our investment portfolio as of June 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$41,334	$—	$(1,212)	$40,122
Federal-agency securities	71,552	—	(1,681)	69,871
Obligations of sales and political subdivisions	186,766	270	(2,447)	184,589
Corporate securities	101,841	225	(3,586)	98,480
Asset-backed securities	13,395	4	(155)	13,244
Mortgage-backed securities	161,641	100	(5,899)	155,842
Total non-VIE securities	576,529	599	(14,980)	562,148
Available for sale VIE asset-backed securities	4,267,393	12,949	(206,385)	4,073,957
Total available for sale	4,843,922	13,548	(221,365)	4,636,105
Held for trading- Credit Fund:
Securities held for trading- assets	408,627	308	(2,503)	406,432
Securities held for trading- liabilities	—	—	—	—
Total held for trading- Credit fund	408,627	308	(2,503)	406,432
Total	$5,252,549	$13,856	$(223,868)	$5,042,537

The amortized cost and estimated fair value of fixed maturity securities available for sale and held for trading as of June 30, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Non- VIE Securities		VIE Securities			Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)

Available for sale(1):
Due in one year or less	$24,720	$24,651	$31,001	$31,055	$55,721	$55,706
Due after one year through five years	81,414	80,069	132,980	134,090	214,394	214,159
Due after five years through ten years	174,073	169,847	360,359	361,160	534,432	531,007
Due after ten years	296,322	287,581	3,743,053	3,547,652	4,039,375	3,835,233
Total available for sale	576,529	562,148	4,267,393	4,073,957	4,843,922	4,636,105
Held for trading- Credit Fund(1):
Due after ten years	—	—	408,627	406,432	408,627	406,432
Total held for trading	—	—	408,627	406,432	408,627	406,432
Total	$576,529	$562,148	$4,676,020	$4,480,389	$5,252,549	$5,042,537

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

The following table summarizes the ratings distributions of the fixed maturity securities in our investment portfolio and the investment portfolio of our consolidated VIEs as of June 30, 2007 and December 31, 2006:

	Estimated Fair Value
	As of	As of
Rating(1)	June 30, 2007	December 31, 2006
	(in thousands)
AAA or equivalent	$409,629	$346,352
AA	81,509	55,687
A	42,890	52,125
BBB	21,983	24,213
Below investment grade and non-rated	6,137	11,205
Total non-VIE securities	562,148	489,582
VIE securities	4,073,957	4,536,694
Held for trading- Credit Fund	406,432	251,825
Total	$5,042,537	$5,278,101

(1) Ratings are represented by the lower of the S&P and Moody’s Investors Service classifications.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of June 30, 2007:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$38,304	$(1,135)	$1,818	$(77)	$40,122	$(1,212)
Federal-agency securities	62,502	(1,501)	4,370	(180)	66,872	(1,681)
Obligations of states and political subdivisions	69,094	(986)	51,629	(1,461)	120,723	(2,447)
Corporate securities	24,993	(731)	54,821	(2,855)	79,814	(3,586)
Asset-backed securities	4,956	(43)	4,967	(111)	9,923	(154)
Mortgage-backed securities	49,819	(1,568)	90,859	(4,332)	140,678	(5,900)
Total non-VIE securities	249,668	(5,964)	208,464	(9,016)	458,132	(14,980)
Available for sale-VIE—asset-backed securities	1,804,091	(160,467)	656,447	(45,918)	2,460,538	(206,385)
Total	$2,053,759	$(166,431)	$864,911	$(54,934)	$2,918,670	$(221,365)

A substantial portion of the unrealized loss in CDO VIE asset-backed securities is related to RMBS, including both sub-prime and mid-prime quality mortgages.  The last quarter of 2006 and first quarter of 2007 saw significant disruption and consolidation in the sub-prime and second lien mortgage markets, with some mortgage originators being purchased or exiting the business.  This severe disruption continued into the second quarter with other types of market participants (i.e., hedge funds, insurance companies) announcing significant losses in connection with their sub-prime and second lien mortgage exposure.  This disruption further translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal.  During the second quarter of 2007, the Company determined that certain of its holdings in RMBS securities through its consolidated CDOs were other than temporarily impaired.  As a result, write-offs relating primarily to those securities, aggregating $109.4 million were recorded as a reduction of net income during the quarter.  The write-downs related to consolidated CDOs included approximately $46.9 million in excess of the

Company’s true economic exposure or its equity investment in the CDOs that was recorded in the Company’s statement of operations under the rules of GAAP consolidation accounting.

Regarding the unimpaired securities carried at an unrealized loss position as of June 30, 2007, the Company believed that it would be able to collect amounts due on these RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities.  We, therefore, did not consider these investments to be other-than-temporarily impaired at June 30, 2007.

For certain of the Company’s consolidated CDOs, realized and unrealized losses exceed the amount of the Company’s true economic exposure or equity investment in the CDO.  This impairment in excess of the Company’s equity investment is a result of the consolidation of CDO assets and liabilities on the Company’s balance sheet in accordance with FIN 46(R).  The Company has no right to use the CDO assets.  Moreover, the CDO liabilities, which are non-recourse to the Company, can only be extinguished from the cash flows on these assets.  The Company’s maximum economic loss from a consolidated CDO is limited to its equity investment in the CDO.  Under current rules governing consolidation accounting, the Company’s consolidated income statement would reflect 100% of the CDOs realized losses and its balance sheet would reflect 100% of the CDOs unrealized losses despite the fact that its loss exposure is limited to its equity investment in the CDOs.  Upon maturity, or the occurrence of a deconsolidation event, the equity and debt holders would absorb these losses and the Company would recognize a gain equal to all previous losses recognized in excess of its equity.  The amount of realized and unrealized losses in excess of the Company’s equity investment is $(46.9) million and $(72.8) million, respectively, as of June 30, 2007.

The Company’s accumulated other comprehensive loss of $(106.6) million at June 30, 2007, includes $(116.1) million related to unrealized losses on fixed maturity securities available for sale.  Included in the $(116.1) million is $(72.8) million of unrealized losses in consolidated CDOs mentioned above in excess of our equity investment.

Included in the table above are 916 fixed maturity securities, 212 in the non-VIE portfolios, and 704 in the VIE portfolios.  At June 30, 2007, there were 127 fixed maturity securities, all of which are in the VIE portfolios, whose fair value was less than 80% of its amortized cost.  Over 99% of the securities in both the non-VIE portfolio and the VIE portfolios are rated investment grade.  Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of June 30, 2007.

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

During the first half of 2007, we have witnessed severe disruption in the residential mortgage market, which in turn has caused disruption in the sector of the fixed income securities market backed by residential mortgages.  This disruption is caused by the stark increase in mortgage payment delinquencies and defaults particularly in connection with sub-prime and second lien mortgage exposure which has materially adversely affected the valuation of fixed income securities backed by such mortgages.  Many securities are projected to suffer the loss of principal while others are being priced at very depressed levels.  The Company is subject to added risk in this market through its CDO Asset Management and Structured Credit lines of business.

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

Business Activity	Fair Value at June 30, 2007	+100 bps per annum Shift	-100 bps per annum Shift
	(in millions)

Non-CDO investment portfolio	$562.2	$(27.4)	$30.4
CDOs (1)	4,193.3	(11.4)	12.0
Interest rate swaps	(8.3)	11.7	(12.3)
	$4,747.2	$(27.1)	$30.1

(1) Includes guaranteed investment contract balance of $119.3 million.

Credit Spread Risk

Credit spread risk is the risk that the fair value of our credit sensitive assets or other risk exposure will change with changes in the credit spreads of the referenced entities.  Generally speaking, the term “credit spread” refers to the additional yield above the risk-free benchmark yield that a borrower must pay to its lenders.  The credit spread increases as investor perception of the risk of default of the borrower increases.  Fluctuations of credit spreads behave like movements in the market yield curve (interest rate risk) for simple fixed-income investments and impact fixed- and floating-rate debt equally.  Our credit swap exposure in our Structured Credit and CDO Asset Management transactions is generally more sensitive to movements in credit spreads than to movements in interest rates since the mathematical models that determine fair value use changing spreads as a proxy for changing likelihood of default in the future.

We value our insured credit swap transactions either by obtaining market quotes from dealers or through the application of our valuation model.  During the quarter ended June 30, 2007, we refined our valuation model to estimate fair value of our insured credit swap transactions.  The change was implemented to be more consistent with models that we understand other market participants utilize, including many of our insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area. Under our refined model, we fully use market spread data as a proxy for default probabilities in the determination of fair value. For transactions in which the underlying exposure is to corporate credits, we use individual market spreads as proxies for defaults as they are readily available. For synthetic asset-backed transactions, we use a current weighted average portfolio spread because individual spread information historically has not been consistently reliable and often has been unavailable. As the availability and quality of individual asset-backed data improves, we may make further refinements to our valuation model. We believe that our new model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related transaction.

The following table shows the change in fair value for all business activities with significant credit spread risk.  We employ proprietary cash flow and stochastic default models to derive these values.

Business Activity	Fair Value at June 30, 2007	+25 bps per annum Credit Spread Shift	-25 bps per annum Credit Spread Shift
	(in millions)
Non-CDO investment portfolio	$562.2	$(8.0)	$8.0
CDOs (1)	4,193.3	(29.8)	34.9
Structured Credit	(77.1)	(378.5)	131.3
	$4,678.4	$(416.3)	$174.2

(1) Includes guaranteed investment contract balance of $119.3 million.

Asset Correlation Risk

For a hypothetical portfolio of debt instruments, the correlation among the positions does not affect the fair value of the portfolio. For portfolios of debt instruments that are divided into risk layers ( i.e. , “AAA” through equity) or tranches, however, the correlation among the risk positions is significant because higher correlations could lead to greater or lower risk of default based on the position of the given risk layer. Such risk exists primarily in our CDO Asset Management and Structured Credit businesses. The industry participants generally measure this correlation as “asset correlation,” which is defined as the correlation of the enterprise value of one firm to another. We perform proprietary mathematical calculations and assign asset correlation values to all corporate, asset-backed, mortgage-backed, and municipal risk positions in order to generate fair value and risk-related results.

The following table shows the change in fair value for these two business activities with significant asset correlation risk.  We employ proprietary cash flow, asset correlation, and stochastic default models to derive these values.

Business Activity	Fair Value at June 30, 2007	+5% Shift in Asset Correlation	-5% Shift in Asset Correlation
	(in millions)
CDOs (1)	$4,193.3	$(3.7)	$4.1
Structured Credit	(77.1)	(197.1)	125.9
	$4,116.2	$(200.8)	$130.0

(1) Includes guaranteed investment contract balance of $119.3 million.

Other Market Risks

In addition to the above-mentioned risks, the ultimate return we realize on our equity investments in our CDOs is impacted by several other market risks.  These risks are ABS prepayment risk, reinvestment risk and commercial paper refunding risk. ABS CDO equity returns depend on the leverage of a transaction (total portfolio size divided by the equity tranche size).  Early prepayments on the ABS underlying the CDO would quickly de-lever the transaction and, thus, diminish the returns to the equity holders.  Since the majority of the underlying CDO ABS pay interest based on a floating rate, the fair value of these assets are not overly sensitive to prepayments.  Our non-CDO corporate-wide investment portfolios could also be impacted by prepayments. We limit this exposure by imposing limits on the amount of such securities held in these portfolios.

Some of our CDO transactions are currently in the “reinvestment period”.  This means that as the asset-backed securities or the leveraged loans return principal to the CDO portfolios, we re-invest the principal proceeds rather than repay CDO debt. Since the CDO liability cost is established at inception (either as a fixed coupon, or, more typically, as a fixed spread to LIBOR), we, as equity investor bear the risk that reinvestment spreads will decrease.  Conversely, increasing reinvestment spreads benefit our equity investment.

In two of our consolidated CDO transactions, the senior liability (of approximately $1.3 billion in each as at June 30, 2007) is comprised of commercial paper (“CP”).  Hence, our balance sheet carries approximately $2.8 billion of short-term debt or commercial paper as at June 30, 2007 that we refund, on average, monthly.  The typical yield cost of this CP (including dealer cost) is LIBOR-flat.  More recently the CP yield has exceeded LIBOR.  We manage this refunding risk by negotiating into the CDO transaction, caps on the spread to LIBOR. As a result, the CP yield cannot exceed LIBOR +40 basis points per annum due to the presence of put option contracts.  An increase in the spread above LIBOR negatively impacts our equity investment. When the CP spread widens, we receive less cash distributions.

Credit Fund

While the Credit Fund is consolidated for financial reporting purposes, our net investment in the fund at June 30, 2007 is $26.4 million.  Total invested assets of the fund were approximately $406.4 million at June 30, 2007.  The fund hedges interest rate risk on its fixed rate assets to remain close to market neutral with respect to interest rate risk.  At June 30, 2007, the weighted modified duration of the portfolio was less than one year; however the duration on our $26.4 million investment is longer due to the leverage inherent in the fund.  Additionally, at June 30, 2007, the vast majority of the bonds held in the fund were floating interest rate payers which have minimal interest rate risk.  Regarding credit spread risk, the Fund’s assets are mostly comprised of “AAA” rated assets, but include a material amount of assets with lower investment grade and non-investment grade ratings.  All of the Fund’s assets have become more sensitive to negative price changes given the recent re-pricing of mortgage and other credit-sensitive assets, and the non-“AAA” rated assets have become extremely sensitive.  In the current market environment, we view the Fund has having a material amount of credit spread risk.

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

Item 1A. Risk Factors

In addition to the other information in this report, the following factors and those discussed in “Risk Factors” in our Form 10-K, should be carefully considered in evaluating the Company and its businesses.  These risks and uncertainties are not the only ones facing the Company and its subsidiaries.  Additional risks and uncertainties, not presently known to us or otherwise, may also impair our business operations. If any of the risks described below and in our Form 10-K or such other risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

We face risks from concentration to sub-prime and second lien mortgage-backed RMBS in our CDO Asset Management and Structured Credit lines of business

A large portion of the financial assets included in our ABS CDOs are RMBS.  As of June 30, 2007, we had RMBS assets under management of $11.3 billion in our CDOs, with remaining related equity exposure of $54.7 million.  Current market trends indicate continued higher delinquency and foreclosure rates in the late 2005 and 2006 vintage of sub-prime and second lien mortgages.  As a result, as of June 30, 2007, we impaired a portion of the underlying assets on our financial statements in four of the CDOs which we assumed exposure to RMBS below the A-/A3 level reducing our aggregate equity exposure in our mezzanine ABS transactions to approximately $23.8 million.  Additionally, we impaired a portion of the underlying assets on our financial statements on one of our four high-grade ABS CDOs that are backed by RMBS rated higher than A-/A3, and currently have an aggregate of approximately $30.9 million of equity exposure remaining in these transactions.  If the current market trend continues, each of these transactions may experience reduced returns or additional impairments of the underlying assets and corresponding write downs of our equity positions in the future.  Reduced returns and/or additional impairments in future may materially and adversely impact our financial condition or results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations – CDO Asset Management.”

In our Structured Credit line of business, as of June 30, 2007, we had written 37 insured credit default swaps providing credit protection on tranches of RMBS portfolios, materially comprised of late 2005 and 2006 vintage sub-prime RMBS.  Virtually all of these transactions have subordination available to us at levels in excess of the “AAA” rated category, which must be used to absorb losses prior to any payment being made by us.  Published commentary from research analysts and rating agencies on the likely levels of cumulative default rates varies significantly. If default and delinquency rates in the mortgages underlying these RMBS continue to increase to the more severe scenarios, which assume historically unprecedented losses, we could be required to pay material claims on one or more transactions.  Payment of such claims could materially and adversely impact our financial condition and capital adequacy and that of our insurance subsidiary.

We have risks associated with accelerated prepayment speeds on the mortgages underlying the RMBS in our ABS CDOs.

Certain of our RMBS backed ABS CDOs have experienced greater than expected prepayment speeds on the underlying mortgages which caused us to impair a portion of these RMBS and to take associated equity write-downs in the second quarter of 2007.  Should prepayment speeds in these ABS CDO transactions continue at the current level or increase, additional equity write-downs may occur in the future, which could adversely impact our results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – CDO Asset Management.”

Continued severe levels of defaults and delinquencies on mortgages underlying RMBS assets referenced by our insured credit defaults in our Structured Credit line of business could result in downgrades of our insured tranches, resulting in increases in the related S&P capital charges and a need for additional capital in our insurance subsidiary.  This could have a material and adverse impact on our liquidity resources.

In our Structured Credit line of business, we had written 37 insured credit swaps providing credit protection on tranches of ABS portfolios at greater than “AAA” rated levels of attachment.  While none of these referenced portfolios have experienced defaults at a level to warrant downgrades on the tranches to which we have provided credit protection, continued delinquencies and defaults on the RMBS underlying these portfolios could result in downgrades on the tranches that we insure, resulting in increased capital charges.  While we believe, based on our and S&P’s stressed case models, that our insurance subsidiary has sufficient capital to address these potential increased charges, significant increases of our capital charges beyond those scenarios modeled by us could materially and adversely impact the capital adequacy of our insurance subsidiary and require additional contributions of capital from us.  The need to use our current liquid resources to add to the capital of our insurance company could have a material negative impact on our liquidity position as a whole.  Further, should our current liquid resources prove insufficient, we could be required to raise additional capital in order to meet the capital requirements of our insurance subsidiary and our ability to do this will be subject to prevailing market conditions and other factors.

We face risks from prolonged dislocations in the markets in which we participate.

Recently, the credit markets have generally experienced a significant correction associated with the sub-prime and second lien mortgage issues which has stalled ABS CDO origination.  We expect that this disruption will continue through 2007 and, potentially, for a significantly longer period of time.  This dislocation in the credit markets, in addition to impacting our CDO Asset Management business, may also negatively impact the demand for the credit protection that we have historically provided through insured credit swaps in our Structured Credit line of business on “super AAA” tranches of fully distributed ABS CDOs, commonly referred to as negative basis trades.  Additionally, the CLO market has also experienced a slow down significantly in response to perceived aggressive loan structures and spread widening, which could materially and adversely impact the rate at which we are able to add assets under management in this sector.  Prolonged dislocation of these markets could materially and adversely impact our results of operations or financial condition.

We face risks associated with a potential negative perception by investors and counterparties of our financial condition based on our stock price.

The price of our common stock has fluctuated widely since our initial public offering and currently, in the face of the disruption in the credit markets, experienced a significant decline.  These fluctuations and the recent decline could impact the perception of our financial condition by our insured bond holders and counterparties and affect their willingness to purchase our insured bonds or continue to enter into transactions with us.  The failure of bond holders to continue to purchase our insured bonds or our counterparties to purchase credit protection in the form of insured credit swaps could materially and adversely impact the rate of growth of our Public Finance and Structured Credit lines of business, which could, in turn, materially and adversely impact our financial results.

Additionally, since the close of the second quarter 2007, credit spreads on our insured bonds have widened, which limits our ability to obtain sufficient pricing for assumed risk in our Public Finance line of business.  Should our insured bonds continue to trade at these widened spreads the rate of growth of our Public Finance line of business could be materially and adversely impacted which could, in turn, also materially and adversely impact our financial results.

We face risks associated with the potential negative perception by investors, insured bondholders and counterparties of our financial condition based on our FAS 133/149 mark to market unrealized valuations on our Structured Credit transactions.

In accordance with GAAP accounting, we are required to mark to market its insured credit swaps.  While we expect periodic volatility on our financial statements in connection with these unrealized valuations, because we intend to hold the insured credit swaps to maturity when, absent credit losses, the mark to market will revert to zero, our strategy is to continue to grow our Structured Credit business without consideration of the related valuations.  Currently, credit spreads in the ABS market, in particular, have widened and, as of June 30, 2007, we posted an aggregate net negative mark to market unrealized loss of $(44.1) million, after tax.  Continued large negative marks could continue to negatively impact the perception of our financial condition by the equity market, our insured bondholders and counterparties and affect their willingness to purchase our insured bonds or continue to enter into transactions with us.  The failure of bondholders to continue to purchase our insured bonds or our counterparties to purchase credit protection in the form of insured credit swaps could materially and adversely impact the rate of growth of our Public Finance and Structured Credit lines of business, which could, in turn, materially and adversely impact our financial results.

We face risks associated with the potential negative perception by investors, insured bondholders and counterparties of our financial condition based on consolidation accounting for certain of our CDOs.

In accordance with GAAP accounting, we are required to consolidate CDO transactions in which we were determined to be the primary beneficiary.  For certain of our consolidated CDOs, realized and unrealized losses exceed the amount of our true economic exposure or equity investment in the CDO.  Under current rules governing consolidation accounting, our consolidated income statement would reflect all of the CDOs realized losses and its balance sheet would reflect all of the CDOs unrealized losses despite the fact that our economic loss exposure is limited to our equity investment in the CDOs.  Upon maturity, or the occurrence of a deconsolidation event, we will recognize a gain equal to all previous losses recognized in excess of our equity positions.  The amount of realized and unrealized losses in excess of our equity investment as of June 30, 2007 was $(30.5) million and $(72.8) million on an after-tax basis, respectively.  Continued adverse trends in delinquency and foreclosure rates for 2005 and 2006 vintage RMBS could mean that we continue to reflect realized and unrealized losses on our income statement and balance sheet in excess of our economic exposure.  Though these additional losses are not economic losses to us, as a result of consolidation, the recorded losses could materially and adversely impact the perception of our financial condition by the equity market, our insured bondholders and counterparties.  This could negatively impact the value of our stock and could affect bondholders and counterparties willingness to purchase our insured bonds or continue to enter into transactions with us.  The failure of bondholders to continue to purchase our insured bonds or our counterparties to purchase credit protection in the form of insured credit swaps could materially and adversely impact the rate of growth of our Public Finance and Structured Credit lines of business, which could, in turn, materially and adversely impact our financial results.

The stock repurchase program commenced by us on August 1, 2007 will decrease liquidity in our shares of common stock which could negatively impact the price of our common stock.

Our Board of Directors recently approved a stock repurchase program of our outstanding common stock in an amount of up to $20 million and we commenced buying shares as a part of this program on August 1, 2007.  If we repurchase a substantial portion of our common stock under this program, the liquidity of the remaining outstanding shares of our common stock may be substantially decreased which could materially and adversely impact the stock price of those shares.

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

Of the $79.2 million raised for the account of the Company, as of December 31, 2006, $10.0 million and approximately $4.9 million were contributed to ACA Financial Guaranty and ACA Capital Management (U.K.), respectively, to support the continuing growth of ACA Financial Guaranty and the start-up costs of ACA Capital Management (U.K.), an additional $21.8 million was invested in certain Company-managed investment vehicles, including the Credit Fund and approximately $5.7 million was used to purchase equity in certain of the Company’s recent CDOs. In first half of 2007, we contributed an additional $10.0 million to one of our subsidiaries to fund an additional investment in the Credit Fund, purchased $2.5 million in equity of a CDO and refinanced an intercompany note in the amount of $4.3 million. The balance of approximately $20.1 million has been retained at the holding company. We continue to expect that the remainder of the proceeds from the IPO will be used for investments, as working capital and for general corporate purposes.  Pending such uses, the balance of the approximately $20.1 million is currently invested by us in short-term investments.

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

ACA CAPITAL HOLDINGS, INC.
(Registrant)

Date: August 14, 2007	/s/ Alan S. Roseman
Alan S. Roseman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	/s/ Edward U. Gilpin
Edward U. Gilpin
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)