Form 10-Q
period 2007-09-30
ACA Capital Holdings Inc
filed 2007-11-19
CIK 1304623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

As of November 9, 2007 34,851,780 shares of Common Stock, par value $0.10 per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements of ACA Capital Holdings, Inc. and Subsidiaries (Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ACA Capital Holdings, Inc.

New York, New York

We have reviewed the accompanying condensed consolidated balance sheet of ACA Capital Holdings, Inc. and subsidiaries (the “Corporation”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended, and of stockholders’ equity and cash flows for the nine-month periods then ended. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the condensed consolidated interim financial statements, the financial statements include derivative assets and derivative liabilities valued at $152.4 million (3% of net assets) and $1,897.2 million (33% of net liabilities), respectively, as of September 30, 2007, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on market quotes from dealers or internal models, which utilize current market information. Additionally, as discussed in Note 10, the financial statements include investments valued at $2,772.6 million (56% of net assets) as of September 30, 2007, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on market quotes from dealers or internal models, which utilize current market information.

As discussed in Note 16 to the condensed consolidated interim financial statements, on November 9, 2007 Standard & Poor’s Rating Services (“S&P”) placed its financial strength rating of ACA Financial Guaranty Corporation (“ACA FG”), a wholly owned subsidiary of the Company, on “CreditWatch with negative implications”. Should S&P ultimately downgrade ACA FG’s financial strength rating below “A-”, under the existing terms of the Company’s insured credit swap transactions, the company would be required to post collateral based on the fair value of the insured credit swaps as of the date of posting. The failure to post collateral would be an event of default, resulting in a termination payment in an amount approximately equal to the collateral call. This termination payment would give rise to a claim under the related ACA FG insurance policy. Based on current fair values, neither the Company nor ACA Financial Guaranty would have the ability to post such collateral or make such termination payments.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ACA Capital Holdings, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte Touche LLP

New York, New York

November 19, 2007

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Dollars in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Investments:
Fixed-maturity securities available for sale at fair value, amortized cost of $3,808,777 and $5,043,239, respectively	$3,373,228	$5,026,276
Fixed-maturity securities trading at fair value, amortized cost of $133,333 and $251,884, respectively	125,176	251,825
Securities purchased under agreements to resell	1,000	10,248
Guaranteed investment contract	—	119,340
Total investments	3,499,404	5,407,689
Cash:
Cash and cash equivalents	283,240	379,905
Restricted cash	51,488	67,061
Total cash	334,728	446,966
Accrued investment income	15,805	21,222
Derivative assets	152,382	19,730
Deferred policy acquisition costs, net	50,839	48,810
Deferred debt issuance costs, net	17,477	34,104
Receivable for securities sold	4,339	824
Prepaid reinsurance premiums	464	528
Deferred income taxes	781,668	—
Other assets	95,558	58,321
Total assets	$4,952,664	$6,038,194

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
LIABILITIES
Unearned premiums	$196,842	$189,537
Reserve for losses and loss adjustment expenses	42,878	42,113
Short-term debt	2,675,308	2,677,828
Long-term debt	672,140	2,125,914
Related party debt	100,000	100,000
Securities sold under agreements to repurchase	104,124	232,227
Derivative liabilities	1,897,207	33,874
Accrued interest payable	7,584	17,900
Accrued expenses and other liabilities	82,816	61,855
Payable for securities purchased	37,457	9,628
Current income tax payable	10,080	7,056
Deferred income taxes	—	258
Total liabilities	5,826,436	5,498,190
MINORITY INTEREST	9,520	30,190

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock of 100,000,000 shares authorized at September 30, 2007 and December 31, 2006; 37,444,873 and 37,375,123 shares issued at September 30, 2007 and December 31, 2006, respectively; and 34,505,126 and 36,523,276 shares outstanding at September 30, 2007 and December 31, 2006, respectively; par value of $0.10	3,744	3,737
Gross paid-in and contributed capital	442,299	438,935
Treasury stock at cost —2,939,747 and 851,847 shares at September 30, 2007 and December 31, 2006, respectively	(27,084)	(12,088)
Notes receivable from stockholders	(3,121)	(3,121)
Deferred compensation	—	(870)
Accumulated other comprehensive loss — net of deferred income tax of $(140,737) and $(1,760) at September 30, 2007 and December 31, 2006, respectively	(261,216)	(3,308)
Retained earnings (deficit)	(1,037,914)	86,529
Total stockholders’ equity	(883,292)	509,814
Total liabilities, minority interest and stockholders’ equity	$4,952,664	$6,038,194

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Gross premiums written	$7,113	$5,570	$27,632	$26,085
Less premiums ceded	(380)	(189)	(1,141)	(375)
Net premiums written	6,733	5,381	26,491	25,710
Increase in unearned premium reserve - net	(1,205)	3,213	(7,369)	(3,759)
Premiums earned	5,528	8,594	19,122	21,951
Net insured credit swap revenue	(1,627,460)	17,079	(1,667,944)	39,190
Net investment income	87,471	87,888	268,018	248,052
Net realized and unrealized gains (losses) on investments	19,514	(752)	(94,336)	(3,975)
Net realized and unrealized gains (losses) on derivative instruments	(2,397)	755	2,939	6,894
Other net credit swap revenue	2,794	2,090	18,951	7,634
Fee income	9,562	6,516	23,490	17,589
Other income	57	342	412	446
Total revenues	(1,504,931)	122,512	(1,429,348)	337,781

EXPENSES:
Loss and loss adjustment expenses	7,254	2,576	10,486	6,258
Policy acquisition costs	1,515	2,638	6,034	6,798
Other operating expenses	14,553	11,999	46,270	35,293
Interest expense	70,943	76,095	223,688	213,478
Depreciation and amortization	2,103	2,456	6,640	7,173
Total expenses	96,368	95,764	293,118	269,000
(Income) loss of minority interest	1,590	(897)	(554)	(3,126)
Income (loss) before income taxes	(1,599,709)	25,851	(1,723,020)	65,655
Provision for income tax expense (benefit)	(558,685)	9,790	(600,077)	23,405
Net income (loss)	$(1,041,024)	$16,061	$(1,122,943)	$42,250

Share and Per Share Data
Earnings (loss) per share
Basic	$(29.42)	$0.70	$(31.05)	$1.85
Diluted	$(29.42)	$0.53	$(31.05)	$1.40

Weighted average shares outstanding
Basic	35,390	23,028	36,165	22,897
Diluted	35,390	30,236	36,165	30,129

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except for share amounts)

					Gross		Notes		Accumulated
	Preferred Stock		Common Stock		Paid in and		Receivable		Other	Retained	Total
				Par	Contributed	Treasury	from	Deferred	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Value	Capital	Stock	Stockholders	Compensation	Income (Loss)	(Deficit)	Equity
BALANCE—January 1, 2006	2,786,857	$226,460	6,442,950	$644	$125,184	$(5,500)	$(1,355)	$(2,030)	$11,132	$29,778	$384,313
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	42,250	42,250
Change in unrealized gain on investments, net of change in deferred income tax of $1,904	—	—	—	—	—	—	—	—	2,670	—	2,670
Change in derivative hedges, net of change in deferred income tax of $(15)	—	—	—	—	—	—	—	—	(27)	—	(27)
Foreign exchange unrealized loss									(18)		(18)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	44,875
Vesting of Series B senior convertible preferred stock to CEO	—	—	—	—	—	—	—	870	—	—	870
Exercise of stock options by former executives	—	—	663,540	66	8,024	—	—	—	—	—	8,090
Common stock purchased from former executive	—	—	—	—	—	(6,588)	—	—	—	—	(6,588)
Stock based compensation-stock options	—	—	—	—	578	—	—	—	—	—	578
Issuance of note receivable from stockholder	—	—	—	—	—	—	(2,262)	—	—	—	(2,262)
Discharge of note receivable from stockholders	—	—	—	—	—	—	496	—	—	—	496
Senior convertible preferred stock dividend	25	1,957	—	—	—	—	—	—	—	(1,957)	—
BALANCE—September 30, 2006	2,786,882	$228,417	7,106,490	$710	$133,786	$(12,088)	$(3,121)	$(1,160)	$13,757	$70,071	$430,372

BALANCE—January 1, 2007	—	$—	37,375,123	$3,737	$438,935	$(12,088)	$(3,121)	$(870)	$(3,308)	$86,529	$509,814
Effect of adoption of FIN 48	—	—	—	—	—	—	—	—	—	(1,500)	(1,500)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(1,122,943)	(1,122,943)
Change in unrealized loss on investments, net of change in deferred income tax of $(135,070)	—	—	—	—	—	—	—	—	(250,844)	—	(250,844)
Change in derivative hedges, net of change in deferred income tax of $(3,907)	—	—	—	—	—	—	—	—	(7,256)	—	(7,256)
Foreign exchange unrealized gain	—	—	—	—	—	—	—	—	192	—	192
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1,380,851)
Vesting of CEO restricted common stock	—	—	—	—	—	—	—	870	—	—	870
Stock repurchases	—	—	—	—	—	(14,996)	—	—	—	—	(14,996)
Offering costs	—	—	—	—	63	—	—	—	—	—	63
Stock based compensation—restricted stock	—	—	—	—	734	—	—	—	—	—	734
Stock based compensation—stock options	—	—	—	—	1,845	—	—	—	—	—	1,845
Exercise of common stock options	—	—	69,750	7	722	—	—	—	—	—	729
BALANCE—September 30, 2007	—	$—	37,444,873	$3,744	$442,299	$(27,084)	$(3,121)	$—	$(261,216)	$(1,037,914)	$(883,292)

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,122,943)	$42,250
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,640	7,173
Accrual of discount and amortization of premium on investment—net	504	(171)
Income of minority interest	554	3,126
Net realized gain on sale of CDO equity investment	(39,577)	—
Net realized losses on fixed-maturity securities-available-for-sale	124,062	3,857
Net realized and unrealized losses on fixed-maturity securities- trading	9,301	118
Net realized loss on other invested assets	550	—
Net realized and unrealized gains on derivative instruments	(2,939)	(6,894)
Net realized and unrealized (gains) losses on net insured credit swap revenue	1,738,453	(4,167)
Net realized and unrealized (gains) losses on other net credit swap revenue	(15,536)	149
Net foreign exchange loss	152	—
Share based compensation expense	2,579	578
Discharge of note receivable from shareholders	—	496
Deferred compensation	870	870
Securities purchased under agreements to resell -net	9,248	(32,066)
Purchases of fixed-maturity securities-trading	(227,186)	(82,792)
Proceeds from sales of fixed-maturity securities- trading	245,460	(145,118)
Proceeds from maturities of fixed-maturity securities- trading	89,285	—
Securities sold under agreements to repurchase - net	(128,103)	235,679

Changes in assets and liabilities:
Income taxes payable	3,024	82
Deferred income tax expense	(631,361)	3,219
Prepaid reinsurance premiums	64	249
Derivative liabilities	14,631	(2,871)
Accrued expenses and other liabilities	(5,532)	(6,785)
Deferred policy acquisition costs	(2,029)	(420)
Unearned premium reserve	7,305	3,511
Loss and loss adjustment expenses	765	5,072
Interest payable	(4,560)	1,583
Interest receivable	1,315	(4,373)
Other	(12,585)	(1,193)
Net cash provided by operating activities	62,411	21,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Net release (deposit) of restricted cash	15,573	(7,334)
Purchases of fixed maturity securities available for sale	(694,504)	(786,738)
Redemption of guaranteed investment contract	119,340	—
Proceeds from sales of fixed maturity securities available for sale	86,109	89,843
Proceeds from maturities of fixed maturity securities available for sale	730,888	827,751
Deconsolidation of CDOs, net of equity sale proceeds	(34,336)	—
Net purchase of property and equipment	(4,360)	(298)
Net cash provided by investing activities	218,710	123,224

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of commercial paper—net	(2,520)	5,228
Paydown on long-term debt	(364,062)	(107,014)
Purchase of treasury stock	(14,996)	(760)
Proceeds from issuance of equity in Credit Fund	3,000	8,600
Proceeds from exercise of stock options	729	—
Offering costs	63	—
Net cash used in financing activities	(377,786)	(93,946)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,665)	50,440

CASH AND CASH EQUIVALENTS—beginning of period	379,905	174,420
CASH AND CASH EQUIVALENTS—end of period	$283,240	$224,860

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Federal and local income taxes paid	$28,601	$20,236
Interest paid	$222,375	$211,894

SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING ACTIVITIES:
Impact on assets and liabilities due to CDO deconsolidation
Cash and cash equivalents	$(34,336)	$—
Interest receivable	$(4,102)	$—
Derivative assets	$(792)	$—
Deferred debt issuance costs	$(11,905)	$—
Receivable for securities sold	$(72)	$—
Other assets	$431	$—
Derivative liabilities	$16,320	$—
Interest payable	$5,756	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING ACTIVITIES:
Impact on assets and liabilities due to CDO deconsolidation
Fixed maturity securities available for sale	$(1,021,435)	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Common stock acquired in exchange for note receivable	$—	$2,262
Impact on assets and liabilities due to CDO deconsolidation
Long-term debt	$1,089,712	$—

See notes to unaudited condensed consolidated financial statements.

ACA CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1.  BUSINESS, ORGANIZATION AND OPERATIONS

ACA Capital Holdings, Inc. (“ACA” or the “Company”), is a Delaware domiciled holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and public finance capital markets, as well as asset management services.  The Company’s principal activities include financial guaranty insurance of public finance obligations, structured credit risk assumption through insured credit derivatives and collateralized debt obligation asset management.  ACA conducts its business through three principal wholly-owned indirect subsidiaries.  Its financial guaranty insurance business is conducted through ACA Financial Guaranty Corporation (“ACA Financial Guaranty”), a Maryland domiciled insurance company.  ACA Financial Guaranty is licensed to conduct financial guaranty insurance business, which provides credit enhancement on public finance and other debt obligations, in all 50 states, the District of Columbia, Guam, the U.S. Virgin Islands and Puerto Rico.  ACA Financial Guaranty also provides the credit support for the Company’s Structured Credit business activities.  The Company conducts its U.S.-based CDO Asset Management business primarily through ACA Service L.L.C. and ACA Management, L.L.C.  This business encompasses the origination (in collaboration with investment banks), structuring and management of collateralized debt obligations (including collateralized loan obligations and other similarly securitized asset classes, collectively “CDOs”).  In January 2007, the Company’s wholly-owned indirect subsidiary, ACA Capital Management (U.K.) Pte. Limited, became authorized and regulated by the Financial Services Authority as an investment manager to manage CDOs in the United Kingdom and most of Europe.

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

On November 9, 2006, the Company priced its initial public offering of 6,875,000 shares of newly issued common stock and 23,541 shares of existing common stock.  The Company realized gross proceeds of $13 per share on the newly issued common stock, or $89.4 million.  Net proceeds to the Company were $79.2 million, after issuance costs.  On November 10, 2006, the Company’s common stock commenced trading on the New York Stock Exchange under the symbol “ACA”.  In conjunction with the initial public offering, the Company’s senior convertible preferred stock, convertible preferred stock and series B senior convertible preferred stock all converted to common stock concurrently with the closing of our offering on November 15, 2006 at their conversion ratios of 6,000:1 shares, 6,000:1 shares and 6:1 shares, respectively.

Standard & Poor’s Rating Services (“S&P”) has assigned a financial strength rating of “A” to ACA Financial Guaranty.  On November 9, 2007, S&P placed its “A” rating of ACA Financial Guaranty on CreditWatch with negative implications (see Note 16).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”), filed with the SEC on April 2, 2007.  These unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, that we consider necessary for the fair presentation of our financial position and results of operations for these periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

In August 2006, the Company’s Board of Directors authorized a dividend of stock in order to effect a six-for-one stock split.  All prior share and per share amounts have been restated to reflect the stock split.

Valuation of Insured Credit Swap Transactions — The Company values its insured credit swap transactions either by obtaining market quotes from dealers or through the application of the Company’s valuation model.  During the quarter ended June 30, 2007, the Company refined its valuation model to estimate fair value of its insured credit swap transactions.  The change was implemented to be more consistent with models that the Company understands other market participants utilize, including many of ACA’s insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area.  Under its refined model, the Company fully uses market spread data as a proxy for default probabilities in the determination of fair value.  For transactions in which the underlying exposure is to corporate credits, the Company uses individual market spreads as proxies for defaults as they are readily available. Historically, for synthetic asset-backed transactions individual spread data has not been as readily available and the Company used current weighted average portfolio spreads as a proxy for individual spreads where necessary. However, in the third quarter of 2007, individual spreads were obtained for all transactions, including synthetic asset-backed transactions. The Company will continue to use individual market spread data when available. The Company believes that its refined model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related transaction.

3.  RELEVANT RECENT ACCOUNTING PRONOUNCEMENTS

On April 18, 2007, the Financial Accounting Standards Board (“FASB”) released an exposure draft entitled “Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60” (the “Proposed Statement”).  While FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, sets out accounting standards for property and casualty and life insurance enterprises, it has historically not specifically considered financial guaranty insurance.  This new interpretation is intended to address the specific attributes of this type of insurance.  The principal items addressed in the exposure draft relate to revenue recognition, the establishment of claim reserves and disclosures around such reserves.  In response to exposure draft comments the FASB received from financial guaranty insurance financial statement preparers, reviewers and users, the FASB is expected to issue a revised exposure draft in the first quarter of 2008. The proposed scope and effective date of this revised exposure draft are not known at this time. While certain provisions of the Proposed Statement are still being analyzed, management believes that the cumulative effect of initially applying the Proposed Statement or potential revisions could be material to the Company’s financial statements.  Until the final interpretation is issued by the FASB, the Company continues to apply the accounting policies as disclosed in its Form 10-K.

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

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 enhances existing guidance for measuring assets and liabilities using fair value, such as emphasizing that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management does not expect the adoption of FAS 157 to have a material impact on the Company’s financial statements.

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

In September 2005, Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”), was issued.  This SOP provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacement of insurance and investment contracts other than those specifically described in FAS No. 97, “ Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments “.  SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006.  The adoption of this SOP did not have a material impact on the Company’s financial statements.

4.  CDO ASSET MANAGEMENT BUSINESS

One of the ways the Company participates in the structured finance market is through structuring and managing CDOs originated in collaboration with investment banks.  CDOs can be issued in funded, unfunded or partially funded form.  Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities (i.e., assets and liabilities are in derivative form). Partially funded CDOs are a combination of these two forms.  From an accounting perspective, funded and partially funded CDOs are determined to be VIEs.  Each time such CDOs are formed, the Company performs an analysis to determine whether it is the primary beneficiary and thus required to consolidate the CDO under the provisions of FSP FIN 46(R)-6. Upon the occurrence of a reconsideration event in accordance with FIN 46(R)-6, such as the sale or disposal of all or part of the Company’s equity investment, the Company re-performs its analysis to determine whether it is still the primary beneficiary.

The following table lists each of the Company’s CDOs outstanding as of September 30, 2007 (dollars in millions):

	Year						Original	Original	First
	Deal	Transaction		Notional			Investment in	Retained	Optional	Maturity
CDO name	Closed	Type	Collateral Type (1)	Deal Size (3)		Consolidated	Retained Equity	Equity %	Call Date(4)	Date
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$404		No	$18.0	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	400		No	18.0	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,500		Yes	22.5	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	725		No	33.5	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	450		Yes	10.0	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,511		Yes	13.0	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	452		No	4.4	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	450		No	2.1	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	4.5	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,500		No	1.5	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	2,000		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	750		No	1.4	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	750		No	3.5	11	1/2011	1/2047
ACA ABS 2007-1	2007	Partially funded	Investment Grade	1,500		No	1.4	5	3/2010	5/2047
Millbrook	2007	Unfunded	Investment Grade	62		No	—	—	3/2010	10/2052
Abacus 2007-AC1	2007	Unfunded	Investment Grade	192		No	—	—	6/2010	3/2038
ACA ABS 2007-2	2007	Partially funded	Investment Grade	750		No	—	—	7/2011	7/2045
Lancer II	2007	Partially funded	High-Grade	1,000		No	—	—	7/2011	7/2047
ACA ABS 2007-3	2007	Partially funded	Investment Grade	350		No	—	—	8/2013	5/2047
Total Asset-Backed CDOs				15,496				133.8

Corporate Credit CDOs:
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	71	(2)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	71	(2)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	217	(5)	No	—	—	N/A	9/2016
Dolomite	2007	Unfunded	Investment Grade	71	(2)	No	—	—	N/A	7/2014
Total Corporate Credit CDOs				1,430				25.0

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	5.0	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	350		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	300		No	2.2	10	1/2011	1/2021
ACA CLO Euro 2007-1	2007	Funded	Non-Investment Grade	571	(2)	No	5.5	10	6/2010	6/2024
ACA CLO 2007-1	2007	Funded	Non-Investment Grade	350		No	2.7	10	6/2011	6/2022
Total Leveraged Loan CDOs				1,871			15.4

Total				$18,797			$174.2

(1)             Based on original rating, investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)             The original notional deal sizes for Argon 49 and Argon 57 were €50 million each, and that for Dolomite was €49 million and $1 million. The original deal size for ACA CLO Euro 2007-1 was €400 million.  For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on September 30, 2007.

(3)             Notional deal size is defined as total liabilities at the deal’s inception.

(4)             Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders on a specific date as negotiated, which is referred to as the First Optional Call Date.

(5)             Tribune is comprised of 11 distinct trades some of which are denominated in Euros or Yen.  For purposes of this chart, we have converted the respective amounts to U.S. dollars at the prevailing currency exchange rates on September 30, 2007.

As of September 30, 2007 and December 31, 2006, consolidated liabilities include non-recourse debt from consolidated CDOs of $3,258.0 million and $4,711.8 million, respectively.  Also, as of September 30, 2007 and December 31, 2006, consolidated assets include investments in CDO related fixed maturity securities and guaranteed investment contracts of $2,772.6 million and $4,656.0 million, respectively, and cash of $225.0 million and $265.0 million, respectively.

During the third quarter of 2007, the Company sold a portion of its equity investment in three CDO deals, ACA ABS 2002-1, ACA ABS 2003-1 and ACA ABS 2003-2, each for fair market value to an independent third party. In conjunction with the equity sale, the Company determined that it was no longer the primary beneficiary of these deals under FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46(R)”) and, therefore, de-consolidated these deals in its financial statements, realizing a net gain of $39.6 million. The gain was primarily related to the reversal of previously realized losses in excess of the Company’s original equity investment. The de-consolidation also resulted in a decrease in both assets, primarily fixed-maturity securities available for sale, and liabilities, primarily long-term debt, of approximately $1.0 billion, as well as an increase to accumulated other comprehensive income of $66.4 million. The decreases in fixed-maturity securities available for sale and long-term debt will result in a reduction of related investment income and interest expense in the Company’s statement of operations in future periods.

Beginning in 2005, the Company has retained a lesser share of the equity position of newly issued CDOs.  Based on analyses under FIN 46(R), the Company is not deemed to be the primary beneficiary of these VIEs.  As a result, these CDOs are not consolidated in the financial statements.  Rather, the non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  The deconsolidated CDOs described in the paragraph above are also accounted for under this principle. During the first nine months of 2007, the Company closed nine CDOs and purchased an equity interest in three.  During 2006, the Company closed eight CDOs and purchased an equity interest in four.  During 2005, the Company closed five CDOs and purchased an equity interest in four.  The Company was not determined to be the primary beneficiary in any of these CDOs and therefore did not consolidate them.

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

The following table disaggregates net insured credit swap revenue into its component parts for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Net insured credit swap revenue
Insured credit swap premiums earned	$28,147	$13,742	$70,509	$35,023
Unrealized gains (losses) on insured credit swaps	(1,655,607)	3,337	(1,738,453)	2,158
Realized gains on insured credit swaps	—	—	—	2,009
Total net insured credit swap revenue	$(1,627,460)	$17,079	$(1,667,944)	$39,190

Of the $(1,655.6) million unrealized loss recorded in the three months ended September 30, 2007, $(1,652.1) million was related to valuation changes in the Company’s Structured Credit line of business transactions.  The residential mortgage-backed securities (“RMBS”) portion of the Structured Credit portfolio incurred valuation losses of $(1,493.8) million for the three months ended September 30, 2007.  However, no realized or actual losses were incurred on this portfolio based on its very high credit quality, with over 99% of the portfolio constructed of exposures attaching above the “AAA” rated level of subordination.  These valuation losses were precipitated by the severe level of delinquencies and defaults that have occurred in the residential mortgage market, particularly in the sub-prime and second lien segments, which constitute a significant portion of the assets underlying the RMBS included in the pools of assets referenced by certain of our Structured Credit transactions.  Additionally, the Company recorded unrealized losses of $(158.3) million on its Structured Credit’s corporate credit portfolio for the three months ended September 30, 2007. The valuation losses on the corporate portfolio resulted from wider spreads at September 30, 2007, than at June 30, 2007. It is the Company’s intention to generally hold its insured credit swaps to term, absent credit losses, these unrealized amounts will revert to $0 at contract expiration, if the Company so held the position.

Other net credit swap revenue includes revenues received from a partially funded CDS CDO, which sells credit protection under credit swaps for which it receives fixed quarterly fees, the residual returns on two synthetic equity participations and the cost of credit protection purchased in the form of a credit default swap.  This credit protection was purchased to hedge against our exposure to RMBS in our CDO Asset Management line of business. It also includes trading activity in credit default swaps by the Credit Fund. Other net credit swap revenue also includes net realized and unrealized gains and losses associated with these transactions, if any.  As of June 30, 2007, the Company’s risk to the partially funded CDS CDO and one of the synthetic equity participations had expired.  These revenues were included in the Company’s consolidated statement of operations for periods prior to that date. The following table disaggregates other net credit swap revenue into its component parts for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Other net credit swap revenue
Credit swap fees earned	$(2,395)	$2,530	$3,415	$7,783
Unrealized gain on credit protection purchased	3,242	—	14,816	—
Unrealized gains on credit swaps - credit fund	1,947	—	1,667	—
Unrealized losses on credit swaps - CDOs	—	(440)	(947)	(149)
Total other net credit swap revenue	$2,794	$2,090	$18,951	$7,634

6.  INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recorded a $1.5 million reserve for uncertain tax positions and a corresponding decrease to the 2007 opening retained earnings. The Company’s effective tax rate would have increased if this amount was recognized as a tax expense. It is unlikely that the unrecognized tax expense will significantly change in the next 12 months.

The Company files income tax returns in the U.S, federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The Company records interest and penalties related to unrecognized tax benefits in income taxes, $0.5 million in accrued interest and penalties is included in the $1.5 million reserve for uncertain tax positions related to our adoption of FIN 48. Additional accrued interest and penalties of $0.4 million were recognized during the first nine months of 2007 increasing the reserve for uncertain tax positions to $1.9 million.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The 2007 effective tax rate is estimated to be equal to the 35% statutory rate.

The Company, as a financial guaranty insurance writer, is eligible for a tax deduction, subject to certain limitations, under Section 832(e) of the Internal Revenue Code for amounts required by state law or regulation to be set-aside in statutory contingency reserves. The deduction is allowed only to the extent that the Company purchases non-interest-bearing U. S. Mortgage Guaranty Tax and Loss Bonds (“T&L bonds”) issued by the Treasury Department in an amount equal to the tax benefit derived from deducting any portion of the Company’s statutory contingency reserves. We record these bonds on our balance sheet in current federal income taxes. Purchases of T&L bonds are a prepayment of federal income taxes that becomes due in ten years, when the contingency reserve is released and the T&L bonds mature. The proceeds from the maturity from the T&L bonds are used to fund the income tax payments. The total T&L bonds recorded in current federal income tax payable as of September 30, 2007 is $18.3 million.

At September 30, 2007, the Company had federal capital loss carryforwards of approximately $30.4 million that begin to expire in 2010 and are fully expired by 2012. Based on available evidence, it is more likely than not that the deferred tax assets relating to the capital loss will not be fully realized. Accordingly, a valuation allowance was established in September 30, 2007 in the amount of $4.0 million relating to the portion of the tax benefits attributable to certain capital losses.

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

The Company’s first three reportable segments are strategic business units that offer different products and services.  They are managed separately since each business requires different marketing strategies, personnel skill sets and technology.

Where determinable, the Company specifically assigns assets to each segment, otherwise, the Company allocates assets based on estimates.  In general, allocation percentages for assets are determined based on each line’s estimated capital utilization from a rating agency perspective.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates segment performance based on its income (loss) before income taxes.  Reportable segment results are presented net of material inter-segment transactions.  The following tables summarize the Company’s operations and allocation of assets as of and for the three months and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30, 2007
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$36	$6,997	$—	$80	$7,113

Premiums earned	$36	$5,302	$—	$190	$5,528
Net insured credit swap revenue	(1,624,766)	(520)	(2,174)	—	(1,627,460)
Net investment income	4,722	4,576	74,964	3,209	87,471
Net realized and unrealized gains (losses) on investments	(7,142)	(209)	26,916	(51)	19,514
Net realized and unrealized losses on derivative instruments	(33)	—	(2,364)	—	(2,397)
Other net credit swap revenue	(496)	—	3,290	—	2,794
Fee and other income	180	58	9,381	—	9,619
Total revenues	(1,627,499)	9,207	110,013	3,348	(1,504,931)

EXPENSES:
Loss and loss adjustment expenses	3,500	1,208	—	2,546	7,254
Policy acquisition costs	—	1,488	—	27	1,515
Other operating expenses	6,352	2,474	5,719	8	14,553
Interest expense	2,686	397	67,766	94	70,943
Depreciation and amortization	202	154	1,747	—	2,103
Total expenses	12,740	5,721	75,232	2,675	96,368
Income of minority interest	1,839	—	(249)	—	1,590
Income (loss) before income taxes	(1,638,400)	3,486	34,532	673	(1,599,709)
Provision for income tax expense (benefit)	(571,229)	1,337	10,955	252	(558,685)
Net income (loss)	$(1,067,171)	$2,149	$23,577	$421	$(1,041,024)

Segment Assets	$1,023,803	$525,882	$3,281,927	$121,052	$4,952,664

	Three Months Ended September 30, 2006
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$153	$5,285	$—	$132	$5,570

Premiums earned	$168	$8,128	$—	$298	$8,594
Net insured credit swap revenue	14,524	284	2,271	—	17,079
Net investment income	2,136	3,852	81,008	892	87,888
Net realized and unrealized losses on investments	(126)	(154)	(436)	(36)	(752)
Net realized and unrealized gains on derivative instruments	—	—	755	—	755
Other net credit swap revenue	25	—	2,065	—	2,090
Fee and other income	593	159	6,106	—	6,858
Total revenues	17,320	12,269	91,769	1,154	122,512

EXPENSES:
Loss and loss adjustment expenses	—	2,120	—	456	2,576
Policy acquisition costs	—	2,556	—	82	2,638
Other operating expenses	4,673	2,115	5,150	61	11,999
Interest expense	679	450	74,872	94	76,095
Depreciation and amortization	221	201	2,034	—	2,456
Total expenses	5,573	7,442	82,056	693	95,764
Income of minority interest	(32)	—	(865)	—	(897)
Income before income taxes	11,715	4,827	8,848	461	25,851
Provision for income tax expense	4,372	1,829	3,404	185	9,790
Net income	$7,343	$2,998	$5,444	$276	$16,061

Segment Assets	$351,178	$483,516	$5,107,310	$104,163	$6,046,167

	Nine Months Ended September 30, 2007
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$170	$27,040	$—	$422	$27,632

Premiums earned	$170	$18,408	$—	$544	$19,122
Net insured credit swap revenue	(1,664,749)	910	(4,105)	—	(1,667,944)
Net investment income	17,440	13,119	232,147	5,312	268,018
Net realized and unrealized losses on investments	(9,638)	(236)	(84,674)	(58)	(94,336)
Net realized and unrealized gains on derivative instruments	255	—	2,684	—	2,939
Other net credit swap revenue	(770)	—	19,721	—	18,951
Fee and other income	525	402	22,975	—	23,902
Total revenues	(1,656,497)	32,603	188,748	5,798	(1,429,348)

EXPENSES:
Loss and loss adjustment expenses	3,500	3,847	—	3,139	10,486
Policy acquisition costs	—	5,792	—	242	6,034
Other operating expenses	19,050	8,213	18,986	21	46,270
Interest expense	10,451	1,174	211,784	279	223,688
Depreciation and amortization	499	400	5,741	—	6,640
Total expenses	33,500	19,426	236,511	3,681	293,118
Income of minority interest	1,781	—	(2,335)	—	(554)
Income (loss) before income taxes	(1,688,216)	13,177	(50,098)	2,117	(1,723,020)
Provision for income tax expense (benefit)	(587,951)	4,590	(17,453)	737	(600,077)
Net income (loss)	$(1,100,265)	$8,587	$(32,645)	$1,380	$(1,122,943)

Segment Assets	$1,023,803	$525,882	$3,281,927	$121,052	$4,952,664

	Nine Months Ended September 30, 2006
	Structured	Public	CDO Asset		Consolidated
	Credit	Finance	Management	Other	Totals
REVENUES:
Gross premiums written	$623	$24,669	$—	$793	$26,085

Premiums earned	$674	$19,880	$—	$1,397	$21,951
Net insured credit swap revenue	34,963	916	3,311	—	39,190
Net investment income	3,870	11,856	229,585	2,741	248,052
Net realized and unrealized losses on investments	(297)	(971)	(2,482)	(225)	(3,975)
Net realized and unrealized gains on derivative instruments	—	—	6,894	—	6,894
Other net credit swap revenue	—	—	7,634	—	7,634
Fee and other income	876	311	16,848	—	18,035
Total revenues	40,086	31,992	261,790	3,913	337,781

EXPENSES:
Loss and loss adjustment expenses	—	5,035	—	1,223	6,258
Policy acquisition costs	—	6,346	—	452	6,798
Other operating expenses	13,336	6,519	15,377	61	35,293
Interest expense	852	1,280	211,079	267	213,478
Depreciation and amortization	588	510	6,075	—	7,173
Total expenses	14,776	19,690	232,531	2,003	269,000
Income of minority interest	(39)	—	(3,087)	—	(3,126)
Income before income taxes	25,271	12,302	26,172	1,910	65,655
Provision for income tax expense	9,009	4,386	9,329	681	23,405
Net income	$16,262	$7,916	$16,843	$1,229	$42,250

Segment Assets	$351,178	$483,516	$5,107,310	$104,163	$6,046,167

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

On September 30, 2004, the Company granted 335,214 restricted shares at a fair market value of $10.38 per share, to the Company’s president and chief executive officer (the “Executive”).  The total value at the grant date of the restricted stock totaled $3.5 million.  The restricted stock vested one-third per year over a three-year period provided the Executive was continuously employed by the Company or a subsidiary throughout the applicable vesting period. As of September 30, 2007, these shares were completely vested. In both the first nine months of 2007 and 2006, the vested portion of the restricted stock totaled $0.9 million, which was recognized in the Company’s consolidated statement of operations.

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

Effective January 1, 2006, the Company adopted FAS 123(R) using the prospective application as permitted by FAS 123(R).  Under this application, we are required to record compensation expense for all awards granted after the date of adoption.  Awards granted prior to the date of adoption of FAS 123(R) continue to be accounted for under APB 25.  Compensation cost is recognized over the periods that an employee provides service in exchange for the award.  The Company recorded stock-based compensation expense of $0.8 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, $0.1 million and $0 million of which, respectively, was deferred related to policy acquisition costs.  The Company recorded a tax benefit of $0.2 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively.  The Company recorded stock-based compensation expense of $2.6 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively, $0.4 million and $0 million of which, respectively, was deferred related to policy acquisition costs.  The Company recorded a tax benefit of $0.8 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively.

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

	September 30,	September 30,
	2007	2006
Expected life (years)	6.00	6.00
Risk free interest rate	4.71%	4.55-4.91%
Volatility	25.00%	25.00%
Dividend yield	0.00%	0.00%

Utilizing these assumptions, the weighted-average per-share fair value of stock options granted in the first nine months of 2007 and 2006 was $5.19 and $4.47, respectively.

A summary of option activity for the nine months ended September 30, 2007 and 2006 is as follows:

	2007		2006
	Activity	Weighted Average Exercise Price Per Share	Activity	Weighted Average Exercise Price Per Share
Outstanding, beginning of period	3,897,048	$11.52	3,043,650	$10.54
Granted	460,000	$14.63	1,077,000	$12.70
Exercised	(69,750)	$10.44	(663,540)	$10.23
Forfeited	(119,088)	$12.40	(75,384)	$10.93
Expired	—	—	—	—
Outstanding, end of period	4,168,210	$11.86	3,381,726	$11.28
Options vested, end of period	2,523,769	$11.26	1,689,567	$10.88

As of September 30, 2007, there was $7.7 million of total unrecognized compensation cost related to nonvested share-based compensation awards granted under our stock option plans.  This cost is expected to be recognized over a weighted average period of 2.69 years.

During the first quarter of 2007, the Company granted 106,500 shares of restricted stock.  As of September 30, 2007, the Company had 346,654 shares of unvested restricted stock outstanding under the 2006 Plan. With the exception of 6,154 shares of restricted stock granted to certain independent directors of the Company, which vest pro rata, annually over three years, these shares vest pro-rata, annually over 4 years, as long as the grantee is still with the Company.

The table summarizes information regarding fully vested share options as of September 30, 2007 (dollars in thousands, except per share amounts):

Number of options vested	2,523,769
Weighted average exercise price per share	$11.26
Aggregate intrinsic value (excess market price over exercise price)	$—
Weighted average remaining contractual term of options (in years)	5.44

The following table summarizes information concerning outstanding and exercisable options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.01-$10.51	1,825,342	5.00	$10.32	1,522,639	$10.32
$10.52-$12.01	96,000	7.37	$11.63	66,167	$11.63
$12.02-$13.51	1,807,584	7.66	$12.75	872,855	$12.65
$13.52-$15.01	439,284	9.36	$14.63	62,108	14.63
	4,168,210	6.67	$11.86	2,523,769	$11.26

Prior to the adoption of FAS 123(R), the Company applied APB 25 to account for its stock-based compensation awards and provided the required pro forma disclosures of FAS 123.  The following table illustrates the effect on net income and earnings per share had compensation expense for stock-based compensation awards been recorded in the nine months ended September 30, 2007 and 2006, based on the fair value method under FAS 123 (dollars in thousands, except per share amounts).

	Nine months ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Net income (loss), as reported	$(1,122,943)	$42,250
Deduct: Stock-based compensation expense determined under fair value method for awards granted prior to the adoption of FAS 123(R), net of related tax effects	(229)	(318)
Pro forma net income (loss)	$(1,123,172)	$41,932

Basic earnings (loss) per share
As reported	$(31.05)	$1.85
Pro forma	$(31.06)	$1.83
Diluted earnings (loss) per share
As reported	$(31.05)	$1.40
Pro forma	$(31.06)	$1.39

The computation of diluted earnings (loss) per share for the nine months ended September 30, 2007, did not include the effects of 0.2 million options to purchase shares of common stock due to the net loss for the period. The computation of diluted earnings (loss) per share for the three months ended September 30, 2007 excluded 4.2 million options to purchase shares of common stock because they would have an anti-dilutive effect on the computation. The computation of diluted earnings (loss) per share for the nine months ended September 30, 2007 and 2006 excluded 2.1 million and 0.1 million options, respectively, to purchase shares of common stock because they would have an anti-dilutive effect on the computation.

10.  INVESTMENTS

The Company accounts for its investments in fixed maturity securities in accordance with the FAS 115, “ Accounting for Certain Investments in Debt and Equity Securities “ (“FAS 115”) and Emerging Issues Task Force (“EITF”) Issue  99-20, “ Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. “  Management determines the appropriate classification of securities at the time of purchase.  As of September 30, 2007 and December 31, 2006, all investments in fixed maturity securities, with the exception of the Company’s investments in its Credit-Focused Absolute Return Fixed Income Fund (the “Credit Fund”) (see Note 11), were designated as available-for-sale and were carried at fair value.  Fixed maturity securities in the Company’s Credit Fund are designated as trading securities and are also carried at fair value.  The difference between fair value and amortized cost of available-for-sale securities is included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax.  Changes in fair value of trading securities are included in net income.  The fair value of these securities is based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models.  These models include estimates, made by management, which utilize current market information.  The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

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

The following table shows the gross unrealized losses and fair value of our fixed maturity securities available for sale with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$19,662	$(164)	$1,871	$(24)	$21,533	$(188)
Federal-agency securities	23,451	(133)	20,624	(69)	44,075	(202)
Obligations of states and political subdivisions	23,738	(157)	52,211	(676)	75,949	(833)
Corporate securities	31,964	(1,337)	46,669	(2,161)	78,633	(3,498)
Asset-backed securities	1,976	(23)	4,743	(111)	6,719	(134)
Mortgage-backed securities	42,098	(594)	90,379	(2,898)	132,477	(3,492)
Total non-VIE securities	142,889	(2,408)	216,497	(5,939)	359,386	(8,347)
Available for sale-VIE—asset-backed securities	2,137,534	(368,322)	439,906	(63,485)	2,577,440	(431,807)
Total	$2,280,423	$(370,730)	$656,403	$(69,424)	$2,936,826	$(440,154)

A substantial portion of the unrealized loss in CDO VIE asset-backed securities is related to RMBS, including both sub-prime and second lien mortgages. Beginning in late 2006 and continuing throughout  2007 there has been significant disruption in the sub-prime and second lien mortgage markets, with some mortgage originators being purchased or exiting the business.  This severe disruption continued into the third quarter of 2007 with other types of market participants (i.e., investment and commercial banks, hedge funds, insurance companies and other financial institutions) announcing significant losses in connection with their sub-prime and second lien mortgage exposure.  This disruption further translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal.  During the three months and nine months ended September 30, 2007, the Company determined that certain of its holdings in RMBS, primarily in its consolidated CDOs, were other than temporarily impaired.  As a result, write-offs relating primarily to those securities, aggregating $6.5 million and $118.5 million were recorded as a reduction of net income during the three months and nine months ended September 30, 2007, respectively. In the third quarter of 2007, the Company recognized a $39.6 million gain on the deconsolidation of three CDO deals, principally related to realized impairments taken in the second quarter of 2007 that were in excess of the Company’s equity position in these deals.

Regarding the unimpaired securities carried at an unrealized loss position as of September 30, 2007, the Company believed that it would be able to realize the principal amounts due on these RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities.  The Company, therefore, did not consider these investments to be other-than-temporarily impaired at September 30, 2007.

Regarding the Company’s consolidated CDOs, realized and unrealized losses could exceed the amount of the Company’s true economic exposure or equity investment in the CDO.  This impairment in excess of the Company’s equity investment is a result of the consolidation of CDO assets and liabilities on the Company’s balance sheet in accordance with FIN 46(R). Unrealized losses recorded in other comprehensive income in excess of the Company’s investment at September 30, 2007 totaled $(220.5) million

The Company’s accumulated other comprehensive loss of $(261.2) million at September 30, 2007, includes $(262.1) million related to unrealized losses on fixed maturity securities available for sale.

Included in the table above are 703 fixed maturity securities, 170 in the non-VIE portfolios, and 533 in the VIE portfolios.  At September 30, 2007, there were 141 fixed maturity securities, 140 of which are in the VIE portfolios, whose fair value was less than 80% of its amortized cost.  Over 97% of the securities in both the non-VIE portfolio and the VIE portfolios are rated investment grade.  Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of September 30, 2007.

11.  CREDIT-FOCUSED ABSOLUTE RETURN FIXED INCOME FUND

In May 2006, the Company launched the Credit Fund to leverage its expertise in the capital and credit markets and as an asset manager.  The fund invests in fixed income securities, particularly in the asset-backed sector.  Through September 30, 2007, the Credit Fund had received capital contributions of $38.0 million, of which the Company had invested $26.4 million and third parties had invested $11.6 million.  In addition to receiving a return on its investment in the Credit Fund, the Company is paid a management fee to select and manage the assets of the fund for the Credit Fund’s third party investors.  For accounting purposes, the Credit Fund is consolidated in the Company’s financial statements as of September 30, 2007 and its financial results are recorded in the Structured Credit line of business. As of September 30, 2007, the Credit Fund had total assets of $136.2 million, including investments in fixed-maturity securities trading of $125.2 million, and total liabilities and minority interest of $114.4 million, including securities sold under agreements to repurchase of $104.1 million, included in the Company’s unaudited condensed consolidated balance sheet.

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

On November 9, 2006, ACA Capital priced its initial public offering of common stock.  The Company sold 6,875,000 shares of common stock in the offering, at $13.00 per share, with net proceeds to ACA Capital of $79.2 million.  The transaction closed on November 15, 2006.  ACA Capital is listed on the New York Stock Exchange under the symbol “ACA”.  Upon the closing of its initial public offering of common stock, the Company converted 154 shares of senior convertible stock to 924,000 shares of common stock, 959 shares of convertible preferred stock converted to 5,754,000 shares of common stock and 2,785,769 shares of series B senior convertible preferred stock converted to 16,714,614 shares of common stock.

14.  LIQUIDITY FACILITY

The Company entered into a $150 million credit agreement (“Credit Facility”) on April 26, 2007 with a syndicate of banks, replacing the previous $75 million credit facility that was in place. On October 15, 2007, the Company entered into an amendment (the “First Amendment”) to the Credit Facility (as amended by the First Amendment, the “Amended Credit Facility”) with the syndicate of banks. In addition to amending certain of the terms of the Credit Facility, the First Amendment (i) waived any default or event of default that may have been in effect under the Credit Facility at any time during the period from July 1, 2007 to October 15, 2007 and (ii) suspended the availability of the facility commitments from October 15, 2007 though such date as the Company’s Net Worth (as defined in the credit agreement for the Amended Credit Facility) is at least $500 million (the “First Amendment Suspension Period”).

The Amended Credit Facility provides for borrowings by us on a revolving basis up to an aggregate of (x) $75 million at any one time outstanding after our Net Worth  is at least $500 million and (y) $150 million at any one time outstanding after our Net Worth is greater than $600 million. The Amended Credit Facility requires us to prepay any amounts outstanding under the facility in excess of $75 million in the event our Net Worth is less than $600 million after the end of the First Amendment Suspension Period. The Company had no amounts outstanding nor made any borrowing under the Credit Facility as of September 30, 2007 and for the nine-month period then ended.

The Company may borrow cash under the Amended Credit Facility bearing interest based on either (i) LIBOR plus an applicable margin depending on our leverage ratio (the ratio of debt to capital reflected in our then most current consolidated financial statements), or (ii) the greatest of the federal funds effective rate or prime rate in effect, plus 50 basis points.  The Company pays a facility fee between 0.08% up to 0.15% per annum of the total commitments under the Credit Facility depending on our leverage ratio.  In addition, the Company also agreed to pay a utilization fee at a rate of 0.125% per annum on the average daily amount of the outstanding principal under the Amended Credit Facility, but only payable when such outstanding principal amount exceeds 50% of the commitments under the Amended Credit Facility.

The Amended Credit Facility contains certain financial covenants that require, among other things, the Company to maintain a minimum net worth and a maximum leverage ratio.  The net worth covenant includes in its calculation all FAS 133 mark-to-market valuations recorded in our statement of operations. The Company is currently not able to borrow against the facility because of the magnitude of the unrealized FAS 133 loss on its Structured Credit insured credit swaps. The Company does not, however, currently have liquidity needs that would necessitate a borrowing under the facility.

15.  STOCK REPURCHASE PLAN

On July 24, 2007, the Company’s Board of Directors authorized a $20 million stock repurchase program of the Company’s outstanding common stock. As of November 9, 2007, the Company has repurchased 2,087,900 shares of common stock at a cost of $14.9 million in the aggregate.

16.  SUBSEQUENT EVENT

On November 9, 2007, S&P placed its financial strength rating of ACA Financial Guaranty on “CreditWatch with negative implications”. S&P based its rating action on its opinion that the substantial unrealized mark to market loss recorded by the Company for the three months ended September 30, 2007 may impair ACA Financial Guaranty’s ability to generate a satisfactory level of new business. Amongst other things, S&P also cited the Company’s inability to access its liquidity facility under its recently revised terms as a relevant factor in its rating action. The Company is continuing to have discussions with S&P to better understand its actions and any remedies available to the Company to remediate the issues raised by S&P.

The placement of ACA Financial Guaranty’s financial strength rating on CreditWatch with negative implications does not have a direct impact on the Company, although it does increase the uncertainty about ACA Financial Guaranty’s ability to write new business at historic levels. However, should S&P ultimately downgrade ACA Financial Guaranty’s financial strength rating below A-, under the existing terms of the Company’s insured credit swap transactions, the Company would be required to post collateral based on the fair value of the insured credit swaps as of the date of posting. The failure to post collateral would be an event of default, resulting in a termination payment in an amount approximately equal to the collateral call. This termination payment would give rise to a claim under the related ACA Financial Guaranty insurance policy. Based on current fair values, neither the Company nor ACA Financial Guaranty would have the ability to post such collateral or make such termination payments. As of September 30, 2007, the Company’s estimated fair value of its insured credit swaps was $(1.7) billion. Additionally, upon termination of these transactions, installment premiums payable to ACA Financial Guaranty would cease. The estimated aggregate present value of future installments under all insured credit swap transactions totaled $468.8 million at September 30, 2007.

Management is currently investigating the possibility of restructuring its insured credit swap transactions to eliminate the collateral posting requirement.

Absent a downgrade or other requirements to post collateral, ACA Financial Guaranty and the Company are currently adequately capitalized to operate their businesses and meet their financial obligations. While the Company recorded a substantial unrealized mark to market loss in the third quarter resulting in a net loss, no defaults that resulted in cash payments under the agreements have occurred and, in the Company’s estimation, are not certain to occur or imminent.

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

Overview

We are a holding company that provides financial guaranty insurance products to participants in the global credit derivatives markets, structured finance capital markets and public finance capital markets. We also provide asset management services to specific segments of the structured finance capital markets. We participate in our target markets both as a provider of credit protection through the sale of financial guaranty insurance products, for risk-based revenues, and as an asset manager, for fee-based revenues. We conduct our financial guaranty insurance businesses through ACA Financial Guaranty Corporation. Approximately 78% of our assets on an unconsolidated basis represent our 100% indirect ownership interest in ACA Financial Guaranty. ACA Financial Guaranty provides financial guaranty insurance policies for our Public Finance business, for the credit swaps in our Structured Credit business and for certain other transactions described in “Other”.  We primarily conduct our asset management business through ACA Management, L.L.C., a wholly-owned indirect subsidiary of ACA Financial Guaranty.  Additionally, in January 2007, we obtained a license from the FSA to conduct a European asset management business through our wholly-owned indirect subsidiary ACA Capital Management (U.K.) Pte. Limited.  As of September 30, 2007, we had credit exposure of $76.7 billion and our assets under management for third parties were $18.0 billion.

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

Through our Structured Credit line of business, we select, structure and sell credit protection, principally in the form of insured credit swaps, against a variety of asset classes in the institutional fixed income markets. Structured Credit also includes the consolidated results of the Credit Fund.  The Credit Fund was created in 2006 to leverage our expertise in the capital and credit markets and as an asset manager. The fund primarily invests in fixed income securities, particularly in the asset-backed sector.

Within Structured Credit, our principal revenues are net insured credit swap revenue and net investment income, which includes amounts received from the Credit Fund and its allocated portion of corporate-wide investment income. Generally, we receive insured credit swap premiums in quarterly installments over the life of the related swaps which is typically in the range of 5 to 7 years. The principal expenses of this line of business are its allocated portion of corporate-wide operating expenses, interest expense and depreciation and amortization. It also incurs direct interest expense related to the financing of our consolidated Credit Fund’s purchased investments. We enter into our insured credit swaps with the intent that they remain outstanding for the entire term of the contract.  These insured credit swaps are accounted for at fair value because they do not qualify for the financial guarantee scope exception under FAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended (“FAS 133”).  Changes in the fair value of these contracts are required to be marked to market under the requirements of FAS 133 and are recorded, together with the related fixed quarterly premium payments payable to us under the insured credit swaps, under the caption net insured credit swap revenue.  We expect the fair values of these insured credit swaps to fluctuate primarily based on changes in credit spreads and the credit quality of the underlying referenced entities.  When we hold these insured credit swaps for the entire term of the contract, which is our intent, the cumulative changes in fair value will net to zero at the end of the term, provided that we do not incur credit losses on the contract.  In certain circumstances, we may agree with a counterparty to terminate an insured credit swap transaction prior to its maturity (such as on request of the counterparty or for risk management purposes, such as in connection with a deterioration of the underlying portfolio) and may experience realized gains or losses in connection with the early termination of such transactions.  See “—Critical Accounting Policies and Estimates and—Net Insured Credit Swap Revenue”.

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

Our Other line of business includes business in areas and markets in which we are no longer active. Principal direct items are premiums earned, loss and loss adjustment expenses and policy acquisition costs. This line of business also was allocated a portion of investment income and interest expense in the three and nine months ended September 30, 2007 and 2006.

We believe it is more meaningful to analyze our financial performance on an annual, rather than a quarterly, basis in order to give our lines of business flexibility to select only those opportunities that meet our risk-adjusted return expectations. We believe this maximizes our performance and allows our lines of business to avoid unfavorable pricing, credit spreads and general market conditions that may occur in any particular quarter. Furthermore, during any given year we enter into a limited number of transactions in each of our lines of business and do not set corporate goals based on closing a specified number of transactions in any particular quarter or year. The transactions in which we participate are often highly negotiated and often take a significant period of time from start to finish, up to one year in Public Finance and up to nine months for a CDO. Accordingly, our financial performance can vary significantly from quarter to quarter and the operating results for any quarter are not indicative of results for any future period.

Additionally, management reviews our performance using a measure known as net economic income. Management believes that analyzing net economic income supplements the understanding of our results of operations by highlighting income attributable to our ongoing operating performance.  See “—Net Economic Income”.

On November 9, 2007, S&P placed its financial strength rating of ACA Financial Guaranty on “CreditWatch with negative implications”. S&P based its rating action on its opinion that the substantial unrealized mark to market loss recorded by us for the three months ended September 30, 2007 may impair ACA Financial Guaranty’s ability to generate a satisfactory level of new business. Amongst other things, S&P also cited our inability to access our liquidity facility under recently revised terms as a relevant factor in its rating action. We are continuing to have discussions with S&P to better understand its actions and any remedies available to us to remediate the issues raised by S&P. See “—Part II, Item 1A – Risk Factors”.

The placement of ACA Financial Guaranty’s financial strength rating on CreditWatch with negative implications does not have a direct impact on the Company, although it does increase the uncertainty about ACA Financial Guaranty’s ability to write new business at historic levels. However, should S&P ultimately downgrade ACA Financial Guaranty’s financial strength rating below A-, under the existing terms of our insured credit swap transactions, we would be required to post collateral based on the fair value of the insured credit swaps as of the date of posting. The failure to post collateral would be an event of default, resulting in a termination payment in an amount approximately equal to the collateral call. This termination payment would give rise to a claim under the related ACA Financial Guaranty insurance policy. Based on current fair values, we would not have the ability to post such collateral or make such termination payments. As of September 30, 2007, we estimated fair value of its insured credit swaps was $(1.7) billion. Additionally, upon termination of these transactions, installment premiums payable to ACA Financial Guaranty would cease. The estimated aggregate present value of future installments under all insured credit swap transactions totaled $468.8 million at September 30, 2007.

We are currently investigating the possibility of restructuring our insured credit swap transactions to eliminate the collateral posting requirement.

Absent a downgrade or other requirements to post collateral, we are currently adequately capitalized to operate our businesses and meet our financial obligations. While we recorded a substantial unrealized mark to market loss in the third quarter resulting in a net loss, no defaults that resulted in cash payments under the agreements have occurred and, in our estimation, are not certain to occur or imminent.

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

Financial Guaranty Revenue Recognition

Premiums Earned—Premiums on financial guaranty insurance products in the form of traditional insurance policies are typically received on an up front basis, although certain policies pay premium in periodic installments. The vast majority of our Public Finance business is conducted through the issuance of traditional policies. Traditional policies are those that meet the scope exception of the guidance of FAS 133, paragraph 10d, as amended by FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  The scope exception provides that financial guaranty contracts are not subject to FAS 133, if they meet certain specified criteria. Installment premiums are earned over each installment period, which is generally one year or less. Up front premiums are earned in proportion to the expiration of risk, which is par. Premium is allocated to each par maturity (e.g., principal payment) included in an insured bond and earned on a straight-line basis for the period the related insured risk is outstanding.  Unearned premiums represent that portion of premiums which is applicable to coverage of risk to be provided in the future on policies in-force. When an insured issue is retired or defeased prior to the end of the expected period of coverage, the remaining unearned premiums, less any amount credited to the refunding issue insured by us, are recognized as earned premium. The amounts earned from refundings were approximately $0.9 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively, and $5.9 million and $7.3 million for the comparable nine months then ended.

On April 18, 2007, the FASB released an exposure draft entitled “Accounting for Financial Guarantee Insurance Contracts—An Interpretation of FASB Statement No. 60” (the “Proposed Statement”).  While FASB Statement No. 60, “ Accounting and Reporting by Insurance Enterprises”,   sets out accounting standards for property and casualty and life insurance enterprises, it has historically not specifically considered financial guaranty insurance.  This new interpretation is intended to address the specific attributes of this type of insurance. The principal items addressed in the exposure draft relate to revenue recognition, the establishment of claim reserves and disclosures around such reserves.  In response to exposure draft comments the FASB received from financial guaranty insurance financial statement preparers, reviewers and users, the FASB is expected to issue a revised exposure draft in the first quarter of 2008. The proposed scope and effective date of this revised exposure draft are not known at this time. While certain provisions of the Proposed Statement are still being analyzed, management believes that the cumulative effect of initially applying the Proposed Statement could be material to the Company’s financial statements. Until the final interpretation is issued and effective, we will continue to apply the accounting policies as disclosed in our audited financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

Net Insured Credit Swap Revenue—ACA Financial Guaranty insures the obligations of ACA’s affiliated special purpose entities under insured credit swaps, pursuant to which we sell credit protection. The related insured credit swap premiums are included in net insured credit swap revenue and are generally received in quarterly fixed payments over the life of the related swaps. Obtaining the fair value (as such term is defined in FAS 133) for such instruments requires the use of management judgment. We do not believe that our insured credit swaps meet the scope exception of FAS 133, paragraph 10(d), as amended by FAS 149, because there is no contractual requirement that the protection purchaser by exposed to the underlying risk.

Net insured credit swap revenue includes insured credit swap premiums received and realized and unrealized gains and losses on such credit swaps.

We value our insured credit swap transactions either by obtaining market quotes from dealers or through the application of our valuation model.  During the quarter ended June 30, 2007, we refined our valuation model to estimate fair value of our insured credit swap transactions.  The change was implemented to be more consistent with models that we understand other market participants utilize, including many of our insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area. Under our refined model, we fully use market spread data as a proxy for default probabilities in the determination of fair value. For transactions in which the underlying exposure is to corporate credits, we use individual market spreads as proxies for defaults as they are readily available. For synthetic asset-backed transactions, historically, individual spread data has been not quite as readily available and the Company used current weighted average portfolio spreads as a proxy for individual spreads where necessary. In the third quarter of 2007, however, individual spreads were obtained and utilized for all synthetic ABS underlying exposures. The Company believes that its new model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related.

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

Loss and Loss Adjustment Expenses.  Financial guaranty loss and loss adjustment expense reserves are established on our non-derivative exposure in an amount equal to our estimate of identified or case-specific reserves and non-specific reserves, including cost of settlement, on the obligations ACA Financial Guaranty has incurred. In determining our accounting policy for loss reserves, we rely primarily on FAS 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”).  However, FAS 60 was adopted when the financial guaranty industry was just beginning. As a result, FAS 60 did not contemplate the specific attributes of financial guaranty insurance as distinct from other forms of insurance. In particular, financial guaranty insurance is considered a short-duration insurance product; however, it has features that are more akin to long-duration contracts in that the term of some insured obligations can be as long as 30 years or more and the contracts are generally irrevocable. Under FAS 60, accounting for losses differs for short-duration and long-duration contracts. Because of this inconsistency, we also apply FAS 5, “Accounting for Contingencies” (“FAS 5”) in the determination of our loss reserves.  Specifically, FAS 5 requires the establishment of reserves when it is probable that a liability has been incurred at the reporting date, but only to the extent the loss can be reasonably estimated. The Proposed Statement includes guidance on the establishment of claim reserves and disclosure around such reserves.  Until the final interpretation is issued and effective, we will continue to apply the accounting policies as disclosed in our audited financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. In response to exposure draft comments the FASB received from financial guaranty insurance financial statement preparers, reviewers and users, the FASB is expected to issue a revised exposure draft in the first quarter of 2008. The proposed scope and effective date of this revised exposure draft are not known at this time but, could be material.  See “—Critical Accounting Policies and Estimates—Financial Guaranty Revenue Recognition—Premiums Earned” for further explanation of potential changes.

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

Case specific reserves are reserves created on those obligations identified as currently or likely to be in default, and represent the present value, discounted at the U.S. Treasury Note rate applicable to the term of the underlying insured obligations, of the expected LAE payments, net of estimated recoveries (under salvage, subrogation or other recovery rights).  Gross case-specific reserves, net of estimated recoveries, were $17.3 million and $20.2 million as of September 30, 2007 and December 31, 2006, respectively.  We take into account a number of variables that depend primarily on the nature of the underlying insured obligation when we establish case specific reserves for individual policies.  These variables include the nature and creditworthiness of the underlying issuer of the insured obligation, whether the obligation is secured or unsecured and the expected recovery rates on the insured obligation, the projected cash flow or market value of any assets that support the insured obligation and the historical and projected loss rates on such assets.  The state of the economy, rates of inflation and the salvage values of specific collateral, among other factors, may affect the actual ultimate realized losses for any policy.  Currently, we do not believe that changes to these factors would materially change the amount of our case specific loss reserves, with the exception of significant changes in salvage values of specific collateral.  However, case specific reserves are regularly reviewed in order to incorporate relevant current facts and circumstances and changes to these factors may in the future materially change the amount of our case specific loss reserves.

Our non-specific reserve was derived from the calculation of expected loss, which we estimate using a Monte Carlo simulation.  A Monte Carlo simulation is a technique that is commonly used to estimate the probability of certain mathematical outcomes.  It randomly selects values to create scenarios of outcomes and this random selection process is repeated many times to create multiple scenarios.  Each time a value is randomly selected, it forms one possible scenario and outcome.  Together, these scenarios give a range of possible outcomes, some of which are more probable and some less probable.  By definition, the average solution will give the most likely potential outcome.  Our risk management team typically runs at least 100,000 trials in order to determine future expected losses.  The model uses the current ratings and default frequency (net of recovery) applied to each transaction with outstanding exposure to determine the expected probability distribution of loss.  Default frequency and recovery amounts are published periodically by each of the major rating agencies.  From the model output, we can estimate a range of expected loss.  The amount of non-specific reserve recorded in our financial statements is based on the loss ratio resulting from the calculation of total losses, including past incurred losses and expected future losses divided by premium.  For this purpose, premium is defined as ever-to-date written premium as of September 30, 2007 plus future installment premium on closed transactions.  This derived loss ratio is applied to total ever-to-date earned premiums as of September 30, 2007.  Case specific reserves are subtracted from this amount to arrive at net non-specific reserves.  The table below shows our case and non-specific reserves as of September 30, 2007 and December 31, 2006.

	As of September 30,	As of December 31,
	2007	2006
	(in thousands)
Case specific reserves	$17,315	$20,232
Non specific reserves	25,563	21,881
Total	$42,878	$42,113

Investment Portfolio.  The primary components of our investment portfolio are the fixed maturity securities of ACA Financial Guaranty, our CDO investments and the investments of the Credit Fund. As per FAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) management determines the appropriate classification of these securities at the time of purchase.  As of September 30, 2007, all investments in fixed maturity securities except for those related to the Credit Fund were designated as available for sale and were carried at fair value. Unrealized gains and losses for available for sales securities are the difference between fair value and amortized cost included in the accumulated other comprehensive income component of stockholders’ equity, net of applicable deferred income tax. As of September 30, 2007, the investments of the Credit Fund were designated as trading securities and were also carried at fair value. Unrealized gains and losses for trading securities are included in net income. The fair values of our securities are based on independent market quotations or, when such quotations are not readily available because the securities are infrequently traded in the public market, from internal valuation models. The valuation results from these models could differ materially from amounts realizable in an open market sale or exchange.

Consolidation of Variable Interest Entities (VIEs) and Other Restricted Investments.  Funded and partially funded CDOs are generally issued out of VIEs. As such, each time a CDO is formed that includes the issuance of debt instruments to third parties and the purchase of investment assets, we perform an analysis to determine whether we are the primary beneficiary and thus required to consolidate the CDO under the provisions of Financial Interpretation 46(R), “Consolidation of Variable Interest Entities— an interpretation of ARB No. 51” (“FIN 46(R)”). Prior to 2005, we retained all or most of the equity position in our CDOs, and these CDOs are therefore consolidated in our financial statements (a total of seven CDOs were consolidated). Although the CDO is consolidated, we do not have the right to use the assets of the CDO for general operations and the debt liabilities of the CDO are without recourse to any assets other than those of the CDO. Our investment exposure to our CDOs is therefore limited to our equity investment, which is a first loss position of the CDO. In the instances that we own less than 100% of the CDO’s equity, but are the primary beneficiary and thus consolidate the CDO, we establish minority interests for the unowned portion.  Upon the occurrence of a reconsideration event, such as the sale or disposal of all or part of the Company’s equity investment, the Company re-performs its analysis to determine whether it is still the primary beneficiary.

During the third quarter of 2007, the Company sold a portion of its equity investment in three asset-backed fully funded CDO deals, ACA ABS 2002-1, ACA ABS 2003-1 and ACA ABS 2003-2, to an unrelated third party each for fair market value, realizing a net gain of $39.6 million. These CDOs were previously consolidated in the Company’s financial statements, since at inception the Company was considered the primary beneficiary under FIN 46(R). In conjunction with the equity sale, the Company determined that it was no longer the primary beneficiary of these deals under FIN 46(R) and, therefore, de-consolidated these deals in its financial statements as of September 30, 2007.

As of September 30, 2007 and December 31, 2006, consolidated liabilities include non-recourse debt from consolidated CDOs of $3,258.0 million and $4,711.8 million, respectively.  Also, as of September 30, 2007 and December 31, 2006, consolidated assets include investments in CDO related fixed maturity securities and guaranteed investment contracts of $2,753.3 million and $4,632.2 million, respectively, and cash of $225.0 million and $265.0 million, respectively. As of September 30, 2007 and December 31, 2006, we also had investments in non-consolidated CDO equity of $19.3 million and $23.8 million, respectively. We have the right to use these investments in non-consolidated CDO equity for our general operations.

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs.  Based on analyses under FIN 46(R), we are not deemed to be the primary beneficiary of these VIEs.  As a result, these CDOs are not consolidated in our financial statements.  Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”).  The deconsolidated CDOs described in above are also accounted for under this principle. During the first nine months of 2007, we closed nine CDOs and purchased an equity interest in three.  During 2006, we closed eight CDOs and purchased an equity interest in four.  During 2005, we closed five CDOs and purchased an equity interest in four.  We determined we were not the primary beneficiary in any of these CDOs and therefore do not consolidate them.

In May of 2006, we began managing our Credit Fund.  The Credit Fund was created to leverage our expertise in the capital and credit markets and as an asset manager.  The Credit Fund invests in fixed maturity securities, including the asset-backed sector.  Through September 30, 2007, the Credit Fund had received capital contributions of $38.0 million, of which the Company had invested $26.4 million and third parties had invested $11.6 million.  In addition to receiving a return on our investment in the Credit Fund, we are paid a management fee to select and manage the assets for the Credit Fund’s third party investors.  Although the Credit Fund is consolidated pursuant to the requirements of U.S. GAAP accounting, we do not have the right to use the assets for general operations.  See “—Results of Operations—Structured Credit.”

Results of Operations

Summary of Consolidated Results

The following describes our consolidated financial results for the three months and the nine months ended September 30, 2007 and 2006 and our financial condition as of September 30, 2007 and December 31, 2006. In order to understand our consolidated financial results, we perform a detailed segment by segment analysis for our lines of business and therefore, to augment the segments discussion, the following consolidated discussion has been prepared to describe (1) revenue and expense items that are allocated to our four lines of business and (2) the results of our lines of business:  Structured Credit, Public Finance, CDO Asset Management and Other.

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

The Company’s consolidated net income (loss) for the three months ended September 30, 2007 was $(1,041.0) million, or $(29.42) per diluted share, as compared to $16.1 million, or $0.53 per diluted share, for the three months ended September 30, 2006, a decrease of $1,057.1 million.  The decrease in net income was principally related to after-tax net unrealized mark-to-market valuation losses on our portfolio of Structured Credit transactions of $1,073.9 million.

The Company’s consolidated net income (loss) for the nine months ended September 30, 2007 was $(1,122.9) million, or $(31.05) per diluted share, as compared to $42.3 million, or $1.40 per diluted share, for the nine months ended September 30, 2006, a decrease of $1,165.2 million, which was primarily the result of unrealized mark-to-market valuation losses on our portfolio of Structured Credit transactions discussed above and other than temporary impairments in our CDOs of $50.9 million, net of tax.

The following table summarizes the contribution of each line of business to net consolidated income (loss) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss) by line of business
Structured Credit	$(1,067,171)	$7,343	$(1,100,265)	$16,262
Public Finance	2,149	2,998	8,587	7,916
CDO Asset Management	23,577	5,444	(32,645)	16,843
Other	421	276	1,380	1,229
Net income (loss)	$(1,041,024)	$16,061	$(1,122,943)	$42,250

  Structured Credit

For the three months ended September 30, 2007, a net loss of $(1,067.2) million was recognized compared to net income of $7.3 million for the same period of 2006.  The third quarter of 2007 net loss includes a net unrealized mark to market valuation loss on insured credit swap transactions of $(1,652.1) million, on a pre-tax basis.  This unrealized loss was primarily related to insured credit swap transactions for which the underlying exposure is pools of sub-prime and second-lien residential mortgage-backed securities (“RMBS”) and the associated significant widening of credit spreads on those assets that occurred during the quarter.  The significant spread widening was in response to the pronounced increase in homeowner delinquencies and defaults with respect to sub-prime and second lien residential mortgages primarily originated in late 2005 and 2006.  For the three months ended September 30, 2006, we recognized pre-tax net unrealized gains in the amount of $2.0 million related to these marks.  Insured credit swap premiums earned from credit swap transactions increased to $27.3 million for the three months ended September 30, 2007 from $12.5 million for the same period of 2006.

For the nine months ended September 30, 2007, a net loss of $(1,100.3) million was recognized compared to net income of $16.3 million for the same period in 2006.  For the nine months ended September 30, 2007 net loss includes a net unrealized mark to market valuation loss on insured credit swap transactions of $(1,732.4), on a pre-tax basis, compared with a valuation gain of $1.6 million over the same period in 2006.  Insured credit swap premiums earned from credit swap transactions increased to $67.7 million for the nine months ended September 30, 2007 from $31.3 million for the same period in 2006.  Other operating expenses increased in the three and nine months ended September 30, 2007 compared to the same period in 2006.  This increase was in connection with the additional expenses incurred due to our status as a public company as well as additional expenses incurred, mainly personnel related, in direct support of our three lines of business.

Public Finance

For the three months ended September 30, 2007, net income decreased to $2.1 million from $3.0 million for the same period in 2006. Premiums earned included $0.9 million of refunded premiums for the third quarter of 2007 compared to $3.8 million for the same period in 2006. On a net basis (premiums earned less amortization of deferred expenses and taxes), this refunding activity added $0.4 million to net income for the third quarter of 2007 compared to $1.9 million for the same period in 2006. Gross premiums written was $7.0 million for the three months ended September 30, 2007 compared to $5.3 million for the same period of 2006. Net investment income was $4.5 million for the third quarter of 2007 compared to $3.8 million for the same period in 2006. This increase was primarily attributable to the growth in ACA FG’s investment portfolio as a result of operating cash flows.

For the nine months ended September 30, 2007, net income increased to $8.6 million from $7.9 million for the same period in 2006. Premiums earned included $5.9 million of refunded premiums for the first nine months of 2007 compared to $7.3 million for the same period in 2006. On a net basis (premiums earned less amortization of deferred expenses and taxes), this refunding activity added $2.9 million to net income for the first nine months of 2007 compared to $3.6 million for the same period in 2006. During the period, gross premiums written were $27.0 million, an increase from $24.7 million for the same period in 2006. Net investment income was $13.1 million for the nine months ended September 30, 2007 compared to $11.9 million for the same period in 2006.

CDO Asset Management

For the three months ended September 30, 2007, net income increased to $23.6 million from $5.4 million for the same period in 2006.  During the third quarter of 2007, the Company sold a portion of its equity investment in three asset-backed CDOs, ACA ABS 2002-1, ACA ABS 2003-1 and ACA ABS 2003-2, to an unrelated third party each for fair market value, realizing a net gain of $39.6 million. This gain represents the reversal of non-recourse impairments recognized in the second quarter of 2007, due to the third quarter deconsolidation of such CDOs. This gain was partially offset by $12.7 million of realized losses recognized during the quarter, comprised of $6.5 million of other than temporary impairments on CDO assets and $6.2 million of a realized loss on a debt investment in ACA ABS 2007-3, a CDO that closed in the third quarter. We made this investment to mitigate a potential loss in the CDO asset accumulation, or warehouse, phase.

For the nine months ended September 30, 2007, a net loss of $(32.6) million was recorded compared to net income of $16.8 million for the same period in 2006.  The Company recognized pre-tax net realized losses during the nine months ended September 30, 2007 of $78.9 million, or $51.3 million net of tax.  These impairment losses were largely due to the deterioration in the form of increased mortgage delinquencies and rates of defaults on mortgages underlying RMBS originated, primarily, in late 2005 and 2006.

Other

Other represented an immaterial portion of our reported results for the three and nine months ended September 30, 2007 and 2006 and reflects the continued run-off of insurance contracts written in prior years in areas in which we are no longer active.

Items Allocated to Business Lines

Within our statement of operations, we have income and expense items that are directly attributable to our lines of business and items that are indirectly attributable. Examples of items that are directly attributable to lines of business are gross premiums written, premiums earned, insured credit swap revenue, net realized and unrealized gains and losses on derivatives, losses and loss adjustment expenses and depreciation and amortization related to the consolidation of our CDOs.  Certain operating expenses, including those related to personnel and other expenses dedicated to a line of business are allocated to that line of business. Remaining expenses are allocated to lines of business based on time and expense studies conducted annually. Due to its run-off status beginning in 2004, our Other line of business is not allocated other operating expenses.  Items allocated to lines of business include net investment income on the corporate-wide cash investment portfolios and other non-VIE entities within the consolidated group, net realized gains and losses on those portfolio, operating expenses, interest expense related to our corporate debt, depreciation and amortization and income taxes. The net investment income and net realized gains and losses on investments related to our CDO Asset Management business and the Credit Fund are considered direct revenues. The following table summarizes the principal items in our consolidated statement of operations that are allocated for purposes of line of business reporting for the three months and the nine months ended September 30, 2007 and 2006. All other revenue and expense items included in the consolidated statement of operations are directly attributable to a specific line of business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net investment income
Allocated	$8,017	$5,927	$23,015	$18,242
Direct to Business Lines	79,454	81,961	245,003	229,810
Total	$87,471	$87,888	$268,018	$248,052
Net realized and unrealized losses on investments
Allocated	$(367)	$(238)	$(415)	$(1,495)
Direct to Business Lines	19,881	(514)	(93,921)	(2,480)
Total	$19,514	$(752)	$(94,336)	$(3,975)
Other operating expenses
Allocated	$14,279	$11,548	$45,027	$33,934
Direct to Business Lines	274	451	1,243	1,359
Total	$14,553	$11,999	$46,270	$35,293
Interest expense
Allocated	$1,891	$1,873	$5,589	$5,332
Direct to Business Lines	69,052	74,222	218,099	208,146
Total	$70,943	$76,095	$223,688	$213,478
Depreciation and amortization
Allocated	$515	$658	$1,334	$1,664
Direct to Business Lines	1,588	1,798	5,306	5,509
Total	$2,103	$2,456	$6,640	$7,173
Provision for income tax expense (benefit)
Allocated	$(558,685)	$9,790	$(600,077)	$23,405
Direct to Business Lines	—	—	—	—
Total	$(558,685)	9,790	$(600,077)	$23,405

Net Investment Income.   Allocated net investment income primarily represents the income recognized on the investment portfolio of ACA Financial Guaranty. To a much lesser degree, investment income from other non FIN 46(R) entities within the group is included to the extent it is not directly related to any of the lines of business. Investment income allocated to each line of business is based upon the estimated capital utilized by the line of business which is derived from our rating agency capital adequacy model. To the extent capital is outside of the insurance company, it is allocated based on an estimated utilization.  For the three months ended September 30, 2007, allocated net investment income increased to $8.0 million from $5.9 million for the three months ended September 30, 2006. This increase was related to growth in the investment portfolio from $598.3 million at September 30, 2006 to $706.8 million at September 30, 2007. The growth in the investment portfolio between periods was primarily related to positive cash flows generated by our businesses and, from $79.2 million raised from the proceeds of our initial public offering in November 2006 (“IPO”).

For the nine months ended September 30, 2007, allocated net investment income increased to $23.0 million from $18.2 million for the nine months ended September 30, 2006 primarily related to growth in the respective investment portfolio.

Net Realized and Unrealized Gains and Losses on Investments.   Allocated net unrealized and realized gains and losses on investments represent those gains and losses incurred on the investment portfolio discussed above and are similarly allocated to the lines of business. For the three months and nine months ended September 30, 2007, the direct-to-business-line net realized gain (loss) was $19.9 million and $(93.9) million, respectively.

The direct-to-business-line net realized gain for the three months ended September 30, 2007 included $39.6 million related to the sale of a portion of our equity investment in three CDOs. This gain represents the reversal of non-recourse impairments recognized in the second quarter of 2007, due to the third quarter deconsolidation of those CDOs. This gain was partially offset by $12.7 million of realized losses recognized during the quarter, comprised of $6.5 million of other than temporary impairments on CDO assets and $6.2 million of a realized loss on a debt investment in ACA ABS 2007-3, a CDO that closed in the third quarter. We made this investment to mitigate a potential loss in the CDO asset accumulation, or warehouse, phase. We recognized pre-tax net realized impairment losses during the nine months ended September 30, 2007 of $(78.9) million in our CDO line of business due to the deterioration in the form of increased mortgage delinquencies and rates of defaults on mortgages underlying RMBS originated, primarily, in 2006.

Allocated net unrealized and realized losses on investments for the nine months ended September 30, 2007 and 2006 were $(0.4) million and $(1.5) million, respectively.  These losses were primarily attributable to the ACA Financial Guaranty portfolio.

Other Operating Expenses.  Allocated other operating expenses is comprised of all costs related to personnel, office leases and expenses, legal, accounting and rating agencies. Allocated other operating expenses does not include expenses related to the consolidation of our CDOs or the Credit Fund. Those expenses are treated as direct expenses of the CDO Asset Management line of business and the Structured Credit line of business, respectively. For the three months ended September 30, 2007, allocated other operating expenses increased to $14.3 million from $11.5 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, allocated other operating expenses increased to $45.0 million from $33.9 million for the nine months ended September 30, 2006.  The increase in expenses was attributable to additional personnel hired to support the businesses, the increased costs attendant with being a public company and expenses in connection with the opening of our United Kingdom and Singapore offices in 2006.

Interest Expense.  Allocated interest expense is related to our holding company floating rate debt.  It is allocated to our lines of business based on capitalization of the respective lines of business as described above with respect to net investment income.  Allocated interest expense for both the three months ended September 30, 2007 and 2006 remained stable at $1.9 million.  Allocated interest expense for the nine months ended September 30, 2007 and 2006 was also relatively stable at $5.6 million and $5.3 million, respectively.  No new debt was issued in 2007 or 2006 and three month LIBOR, on which the floating interest rates are based, was largely unchanged.

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

Structured Credit

The following table summarizes the operations of our Structured Credit line of business for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Gross premiums written	$36	$153	$170	$623
Premiums earned	$36	$168	$170	$674
Net insured credit swap revenue	(1,624,766)	14,524	(1,664,749)	34,963
Net investment income	4,722	2,136	17,440	3,870
Net realized and unrealized losses on investments	(7,142)	(126)	(9,368)	(297)
Net realized and unrealized gains (losses) on derivative instruments	(33)	—	255	—
Other net credit swap revenue	(496)	25	(770)	—
Fee income	158	478	465	726
Other income	22	115	60	150
Total revenues	(1,627,499)	17,320	(1,656,497)	40,086
EXPENSES:
Loss and loss adjustment expenses	3,500	—	3,500	—
Other operating expenses	6,352	4,673	19,050	13,336
Interest expense	2,686	679	10,451	852
Depreciation and amortization	202	221	499	588
Total Expenses	12,740	5,573	33,500	14,776
Income of minority interest	1,839	(32)	1,781	(39)
Income (loss) before income taxes	(1,638,400)	11,715	(1,688,216)	25,271
Provision for income tax expense (benefit)	(571,229)	4,372	(587,951)	9,009
Net Income (loss)	$(1,067,171)	$7,343	$(1,100,265)	$16,262

Gross Premiums Written.   Gross premiums written within this line of business decreased to less than $0.1 million for the three months ended September 30, 2007 from $0.2 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007 and 2006, we wrote premiums of $0.2 million and $0.6 million, respectively, in this business line.  These declines occurred because the vast majority of transactions with respect to this line of business have been conducted in the form of insured credit swaps.  No new traditional insurance contracts have been written in 2007 for this line of business and the decline relates to the decreased premium for contracts that were written in previous years.

Premiums Earned.   The change in premiums earned over the three month periods was directly related to the change in gross premiums written described above.

Net Insured Credit Swap Revenue.   Net insured credit swap revenue declined to $(1,624.8) million for the three months ended September 30, 2007 from $14.5 million for the same period in 2006.  As set forth in the table below, insured credit swap revenue is the sum of premiums earned on our insured credit swap transactions, unrealized gains (losses) resulting from the changes in fair value of these transactions and net realized gains (losses) which may, from time to time, result from any termination or credit events related to such transactions.  The third quarter 2007 over third quarter 2006 decline in net insured credit swap revenue was directly related to net unrealized mark to market losses recorded during 2007.  Valuation losses in the third quarter 2007 were principally related to the widening credit spreads associated with insured credit swap transactions for which the underlying exposure was to pools of sub-prime and second lien RMBS.  The $(1,652.1) million unrealized loss is comprised of an unrealized loss of $(1,493.8) million on our ABS/MBS portfolio and $(158.3) million on our corporate credit portfolio. The spread widening the occurred in the ABS sector also impacted spreads in other fixed income sectors, including corporate credits

We value our insured credit swap transactions either by obtaining market quotes from dealers or through the application of our valuation model.  During the quarter ended June 30, 2007, we refined our valuation model to estimate fair value of our insured credit swap transactions.  The change was implemented to be more consistent with models that we understand other market participants utilize, including many of our insured credit swap counterparties.  The relatively young market for credit swaps has continued to evolve over time and, while there is still substantial variance in valuation models among market participants, the trend is toward increasing convergence in this area. Under our refined model, we fully use market spread data as a proxy for default probabilities in the determination of fair value. For transactions in which the underlying exposure is to corporate credits, we use individual market spreads as proxies for defaults as they are readily available. For synthetic asset-backed transactions, historically, individual spread data has been not quite as readily available and the Company used current weighted average portfolio spreads as a proxy for individual spreads where necessary. In the third quarter of 2007, however, individual spreads were obtained and utilized for all synthetic ABS underlying exposures. We believe our refined model will inherently increase the volatility of these valuations, but provide a better estimate of the cost or benefit of unwinding the related.

Premiums earned from our insured credit swap transactions increased to $27.3 million for the three months ended September 30, 2007 from $12.5 million for the three months ended September 30, 2006.  The primary reason for the increase was the higher volume of transactions completed.  As of September 30, 2007, the notional credit exposure in this line of business increased to $69.1 billion from $30.5 billion at September 30, 2006.

For the nine months ended September 30, 2007 and 2006, net insured credit swap revenue was $(1,664.7) million and $35.0 million, respectively.  As discussed above, the decrease is primarily related to the net unrealized mark to market losses during the first nine months of 2007, partially offset by premiums earned from our insured credit swap transactions of $67.7 million for the nine months ended September 30, 2007 compared to $31.3 million for the nine months ended September 30, 2006.

The following table shows the components of net insured credit swap revenue for the three months and the nine months ended September 30, 2007 and 2006:

	Three MonthsEnded September 30,		Nine MonthsEnded September 30,
	2007	2006	2007	2006
	(in thousands)
Insured credit swap premiums earned	$27,331	$12,506	$67,670	$31,337
Unrealized losses on insured credit swaps	(1,652,097)	2,018	(1,732,419)	1,617
Realized gains on insured credit swaps	—	—	—	2,009
Net insured credit swap revenue	$(1,624,766)	$14,524	$(1,664,749)	$34,963

Net Investment Income.   Net investment income was $4.7 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006.  Of the total net investment income of $4.7 million in 2007, $2.6 million related to the Credit Fund and $2.1 million related to allocated investment income. In 2006, allocated investment income was $0.7 million.

Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006 and $62.4 million during the first nine months of 2007.  We also increased the allocation of investment income to this business in 2007 based upon our expected utilization of IPO proceeds across business lines.  For the nine months ended September 30, 2007 and 2006, net investment income was $17.4 million and $3.9 million, respectively.  Of the total net investment income of $17.4 million in 2007, $12.9 million related to the Credit Fund and $4.5 million related to allocated investment income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Investment income from Credit Fund	$2,619	$1,424	$12,939	$1,680
Allocated investment income	2,103	712	4,501	2,190
Total investment income	$4,722	$2,136	$17,440	$3,870

The Credit Fund had total assets of $136.2 million as of September 30, 2007, including investments in fixed-maturity securities trading of $125.2 million and total liabilities and minority interest of $114.4 million, including securities sold under agreements to repurchase of $104.1 million, all of which are included on our unaudited condensed consolidated balance sheet.  Assets declined from $413.0 million as of June 30, 2007 because we anticipated that the availability of financing would decline given market conditions in the overall fixed income sector, as a result of the sub-prime mortgage crisis, we decided to proactively de-leverage through the controlled sale of assets to avoid distressed sales of assets in a declining market.

Net Realized and Unrealized Losses on Investments.  Net realized losses are derived from our investment in the Credit Fund as well as allocated amounts related to our allocated investment portfolio. The following table shows the components of net realized losses for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net unrealized and realized losses from Credit Fund	$(7,084)	$(98)	$(9,302)	$(118)
Allocated net realized losses	(58)	(28)	(66)	(179)
Net realized and unrealized losses on investments	$(7,142)	$(126)	$(9,368)	$(297)

Credit Fund losses were principally unrealized and related to the fair valuation of fixed income securities held in the portfolio.  Such securities are designated as held for trading, and as a result mark to market valuation losses are recorded on our statement of operations.

Loss and Loss Adjustment Expenses. During the third quarter we recorded a $3.5 million provision for losses assumed under a reinsurance contract. We entered into two such facultative contracts in 2006 and the underlying exposure relates to insured mortgage-backed transactions. The $3.5 million represents a reserve for losses incurred and is our maximum exposure under the contract.

Other Operating Expenses.   Other operating expenses increased to $6.4 million for the three months ended September 30, 2007 from $4.7 million for the same period in 2006.  Other operating expenses increased to $19.1 million for the nine months ended September 30, 2007 from $13.3 million for the same period in 2006.  These increases are related to the allocation of additional corporate and asset backed credit analyst personnel in 2007 to this line of business in connection with its growth in transaction volume and the opening and staffing of our Singapore office, in late 2006.

Interest Expense.   Interest expense results from debt costs at the Credit Fund as well as allocated interest costs associated with corporate debt at our holding company. The Credit Fund finances its asset purchases in part through the use of security repurchase agreements. Total interest expense related to the Credit Fund in the three months ended September 30, 2007 was $2.6 million.  Allocated interest expense totaled $0.1 million for both the three months ended September 30, 2007 and 2006, respectively.

For the nine months ended September 30, 2007, total interest expense related to the Credit Fund was $10.1 million.  Allocated interest expense totaled $0.4 million and $0.3 million in the nine months ended September 30, 2007 and 2006, respectively.

Income of Minority Interest.  Income of minority interest is related to our investment in the Credit Fund. While we consolidate the fund, we are not the sole equity investor in the fund.  Income related to the portion of the Credit Fund not owned by us in both the three and nine months ended September 30, 2007 was $1.8 million.

Public Finance

The following table summarizes the operations of our Public Finance line of business for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Gross premiums written	$6,997	$5,285	$27,040	$24,669
Premiums earned	$5,302	$8,128	$18,408	$19,880
Net insured credit swap revenue	(520)	284	910	916
Net investment income	4,576	3,852	13,119	11,856
Net realized losses on investments	(209)	(154)	(236)	(971)
Fee income	42	55	130	175
Other income	16	104	272	136
Total revenues	9,207	12,269	32,603	31,992
EXPENSES:
Loss and loss adjustment expenses	1,208	2,120	3,847	5,035
Policy acquisition costs	1,488	2,556	5,792	6,346
Other operating expenses	2,474	2,115	8,213	6,519
Interest expense	397	450	1,174	1,280
Depreciation and amortization	154	201	400	510
Total Expenses	5,721	7,442	19,426	19,690
Income before income taxes	3,486	4,827	13,177	12,302
Provision for income tax expense	1,337	1,829	4,590	4,386
Net Income	$2,149	$2,998	$8,587	$7,916

Gross Premiums Written.   Public Finance gross premiums written totaled $7.0 million for the three months ended September 30, 2007 compared to $5.3 million for the three months ended September 30, 2006.  Public Finance gross premiums written totaled $27.0 million for the nine months ended September 30, 2007 compared to $24.7 million for the nine months ended September 30, 2006.  The risk profile related to premiums written in the first nine months of 2007 improved materially when compared to the full-year 2006, resulting in a 32% decrease in average capital charge in 2007 when compared to the 2006 rate. Since we are essentially a net retainer of the risks we underwrite, gross premiums written approximate net premiums written.

Premiums Earned.   Premiums earned were $5.3 million for the three months ended September 30, 2007 compared to $8.1 million for the same period in 2006.  Premiums earned from refundings were $0.9 million and $3.8 million for the three months ended September 30, 2007 and 2006, respectively.  Premiums earned were $18.4 million for the nine months ended September 30, 2007 compared to $19.9 million for the same period in 2006.  Premiums earned from refundings were $5.9 million and $7.3 million for the nine months ended September 30, 2007 and 2006, respectively.  Essentially, premiums earned before refundings were flat when comparing the first quarter and first nine months of 2007 to the same period in 2006.

Net Insured Credit Swap Revenue.  Net insured credit swap revenue was $(0.5) million for the three months ended September 30, 2007 compared to $0.3 million for the same period in 2006. We closed two transactions in the Public Finance line of business that were in the form of insured credit swaps, one in 2006 and the other in 2005. Since these transactions are in the form of insured credit swaps, they are marked to market in the same manner as our credit swaps described above in “— Results of Operations — Structured Credit”.  The unrealized gains or losses resulting from the changes in fair value of these transactions are included in net insured credit swap revenue. An unrealized loss of $(0.7) million was included in insured credit swap revenue for the three months ended September 30, 2007. An unrealized gain of $0.2 million was included in insured credit swap revenue for the three months ended September 30, 2006.

Net insured credit swap revenue was $0.9 million for both the nine months ended September 30, 2007 and 2006. An unrealized gain of $0.4 million and $0.5 million was included in net insured credit swap revenue for the nine months ended September 30, 2007 and 2006, respectively.

Net Investment Income.   Net investment income totaled $4.6 million for the three months ended September 30, 2007 and $3.9 million for the three months ended September 30, 2006.  The entire amount of net investment income for the Public Finance line of business is derived from the allocation of investment income. Allocated investment income increased due to growth within the overall allocated investment portfolio because of net positive cash flows from our businesses, which generated $46.3 million of operating cash flows during 2006 and $62.4 million during the first nine months of 2007.  This increase was partially offset by a lower overall capital allocation in 2007 resulting from the additional IPO proceeds that were principally allocated to the Structured Credit and CDO Asset Management lines of business.

Net investment income totaled $13.1 million for the nine months ended September 30, 2007 and $11.9 million for the nine months ended September 30, 2006.

Net Realized Gains (Losses) on Investments.   Net realized gains (losses) are derived entirely from allocated amounts.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses was $1.2 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006.

Loss and loss adjustment expenses was $3.8 million for the nine months ended September 30, 2007 compared to $5.0 million for the nine months ended September 30, 2006. The following table shows the components of the loss and loss adjustment expenses for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Incurred Losses Related To
Case specific and LAE reserves	$147	$472	$165	$984
Non-specific reserves	1,061	1,648	3,682	4,051
Total loss and loss adjustment expenses	$1,208	$2,120	$3,847	$5,035

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

Net Policy Acquisition Costs.   Net policy acquisition costs totaled $1.5 million for the three months ended September 30, 2007 compared to $2.6 million for the same period in 2006.  Net policy acquisition costs totaled $5.8 million for the nine months ended September 30, 2007 compared to $6.3 million for the same period in 2006.  Generally, such costs vary in accordance with the changes in premiums earned during each period.

Other Operating Expenses.   Other operating expenses were $2.5 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006. These costs are non-policy acquisition related costs and are allocated. The increase of $0.4 million was primarily related to increased headcount to support the business.  Similarly, increased headcount drove the increase in other operating expenses to $8.2 million for the nine months ended September 30, 2007 compared to $6.5 million for the nine months ended September 30, 2006.

Interest Expense.   Interest expense was $0.4 million for the three months ended September 30, 2007 compared to $0.5 million for the three months ended September 30, 2006.  Interest expense was $1.2 million for the nine months ended September 30, 2007 compared to $1.3 million the nine months ended September 30, 2006.  Interest expense results from the allocated interest cost associated with corporate debt at our holding company.

CDO Asset Management

The following table summarizes the operations of our CDO Asset Management line of business for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Net insured credit swap revenue	$(2,174)	$2,271	$(4,105)	$3,311
Net investment income	74,964	81,008	232,147	229,585
Net realized and unrealized losses on investments	26,916	(436)	(84,674)	(2,482)
Net realized and unrealized gains (losses) on derivative instruments	(2,364)	755	2,684	6,894
Other net credit swap revenue	3,290	2,065	19,721	7,634
Fee income	9,361	5,983	22,895	16,688
Other income	20	123	80	160
Total revenues	110,013	91,769	188,748	261,790
EXPENSES:
Other operating expenses	5,719	5,150	18,986	15,377
Interest expense	67,766	74,872	211,784	211,079
Depreciation and amortization	1,747	2,034	5,741	6,075
Total Expenses	75,232	82,056	236,511	232,531
Income of minority interest	(249)	(865)	(2,335)	(3,087)
Income (loss) before income taxes	34,532	8,848	(50,098)	26,172
Provision for income tax expense (benefit)	10,955	3,404	(17,453)	9,329
Net Income (loss)	$23,577	$5, 444	$(32,645)	$16,843

CDO assets under management (end of period, in millions)	$17,969	$14,659	$17,969	$14,659

Net Insured Credit Swap Revenue.   Net insured credit swap revenue was $(2.2) million for the three months ended September 30, 2007 compared to $2.3 million for the three months ended September 30, 2006. Net insured credit swap revenue was $(4.1) million and $3.3 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

As set forth in the table below, net insured credit swap revenue is the sum of insured credit swap premiums earned, net realized gains (losses), which may result from time to time from any termination or credit events related to such transactions and unrealized gains (losses) resulting from the changes in fair value of these transactions. We receive insured credit swap premiums from two synthetic CDOs we closed in 2003 and 2002 in which our insurance subsidiary, ACA Financial Guaranty, insured the equity tranche of each CDO. One of these credit swap transactions expired at the end of the first quarter 2007.  The following table shows the components of net insured credit swap revenue for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Insured credit swap premiums earned	$653	$1,101	$2,359	$3,290
Unrealized losses on insured credit swaps	(2,827)	1,170	(6,464)	21
Net insured credit swap revenue	$(2,174)	$2,271	$(4,105)	$3,311

Assuming no actual losses, the valuation or unrealized loss on the second and last of the credit swap transactions included herein is expected to revert to $0 upon the expiration of the transaction in mid-2008.

Net Investment Income.   Net investment income was $75.0 million for the three months ended September 30, 2007 compared to $81.0 million for the three months ended September 30, 2006.  Net investment income includes income from assets of our consolidated and unconsolidated CDO portfolios as well as allocated amounts.  The portion of net investment income related to our consolidated and unconsolidated CDOs was $73.9 million for the three months ended September 30, 2007 compared to $80.5 million for the three months ended September 30, 2006.  No new consolidated CDOs were added in 2007 or 2006.  Unconsolidated CDO equity of $12.0 million was added since June 2006, while a consolidated CDO deal matured in the third quarter of 2007, which has led to the decrease in direct net investment income for the third quarter of 2007 compared to the same period in 2006.  The portion of net non-CDO investment income allocated to the CDO Asset Management line of business was $1.0 million in the third quarter of 2007, compared to $0.5 million in the third quarter of 2006.  Allocated investment income increased due to overall growth within the allocated non-CDO investment portfolio, as a result of net positive operating cash flows from our businesses, as well as an increase in allocation percentage to this business line based on the expected usage of the net proceeds from our IPO.

Net investment income was $232.1 million for the nine months ended September 30, 2007 compared to $229.6 million for the nine months ended September 30, 2006. The portion of net investment income related to our consolidated and unconsolidated CDO portfolio was $229.2 million for the nine months ended September 30, 2007 compared to $228.1 million for the nine months ended September 30, 2006. The portion of net non-CDO investment income allocated to the CDO Asset Management line of business was $3.0 million in the nine months ended September 30, 2007, compared to $1.5 million in the nine months ended September 30, 2006. The reason for the increase allocated investment income is discussed above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Investment income from CDOs	$73,921	$80,534	$229,155	$228,126
Allocated net investment income	1,043	474	2,992	1,459
Total net investment income	$74,964	$81,008	$232,147	$229,585

Net Realized and Unrealized Losses on Investments.   Net realized losses are derived from our consolidated CDOs as well as allocated amounts. There are no unrealized gains or losses on investments for this line of business. The following table shows the components of net realized losses for the three months and the nine months ended September 30, 2007 and 2006.

	Three MonthsEnded September 30,		Nine MonthsEnded September 30,
	2007	2006	2007	2006
	(in thousands)
Net realized losses from CDOs	$26,967	$(418)	$(84,616)	$(2,363)
Allocated net realized losses	(51)	(18)	(58)	(119)
Net realized and unrealized losses on investments	$26,916	$(436)	$(84,674)	$(2,482)

During the third quarter of 2007, we sold a portion of our equity interests in three consolidated asset-backed CDOs to an unrelated third party for fair market value. Because in the second quarter of 2007 we recognized impairment losses in excess of our investments relate to those CDOs, upon the sale of these investments and our resulting ability to de-consolidate them, we recognized a $39.6 million realized gain in the third quarter. This gain was partially offset by net realized losses of approximately $12.7 million. Such losses related to $6.5 million of impairment losses in certain of our other asset-backed CDOs and $6.2 million realized in connection with a purchase of an investment in ABS 2007-3 at its closing in the third quarter. This $6.2 million realized loss was taken to mitigate a potentially larger warehouse loss related to ABS 2007-3.

Net realized losses from CDOs for the nine months ended September 30, 2007 includes losses from OTTI in the amount of $(118.5) million, partially offset by a realized gain of $39.6 million on the deconsolidation of three CDOs in the third quarter. OTTI for the nine months ended September 30, 2006 was $(2.4) million. Net realized losses from CDOs including OTTI was $(12.7) million for the three months ended September 30, 2007 compared to $(0.4) million for the three months ended September 30, 2006.

OTTI is recognized when the fair value of investments in fixed maturity securities is determined to be below amortized cost for stated periods of time.  In the case of asset-backed securities, of which the vast majority of our CDO portfolio is comprised, the market value decline is also coupled with a decline in future expected cash flows.  The last quarter of 2006 and first quarter of 2007 saw significant disruption and consolidation in the sub-prime and second lien mortgage markets, with some mortgage originators being purchased or exiting the business.  This severe disruption continued into the third quarter with many other financial institutions, including investment banks, hedge funds and insurance companies announcing significant losses in connection with their sub-prime and second lien mortgage exposure.  This disruption further translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  During 2007, the Company determined that certain of its holdings in RMBS through its consolidated CDOs were other than temporarily impaired related to these sub-prime and second lien RMBS market issues, resulting in the write-offs described above.

Net Realized and Unrealized Gains on Derivative Instruments.  The following table illustrates the type of derivative instruments reported in this line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Interest rate swaps	$1,310	$1,350	$4,890	$7,020
Interest rate caps	(248)	(595)	(136)	(126)
Realized warehouse loss	(2,000)	—	(2,000)	—
Trading derivatives	(1,426)	—	(70)	—
Total net realized and unrealized gains (losses) on derivative instruments	$(2,364)	$755	$2,684	$6,894

As illustrated above, net realized and unrealized gains (losses) on derivative instruments include interest rate swaps that are included in our consolidated CDOs. These CDOs have four such swaps and they pay fixed amounts and receive floating amounts based on three month LIBOR and pre-determined notional schedules. Unrealized valuation gains have been recognized on these four swaps as a result of a steady increase in short-term interest rates over the three year period. Interest rate caps are also used within consolidated CDOs to manage interest rate risk. Because three of the four CDOs were deconsolidated at September 30, 2007, we would expect this item to become significantly less material in the future. In the three months and nine months ended September 30, 2007 we recognized a loss of $(1.4) million and $(0.1) million, respectively, related to a leveraged loan trading program that began in December 2006 and is structured in the form of a total return swap.  Changes in the values of the underlying leveraged loans represent unrealized gains or losses to us until such time that the loans may be sold. Income received under the total return swap is also included in net realized and unrealized gains on derivative instruments. Also included in net unrealized gains (losses) on derivatives is a loss of $2 million we paid in connection with a warehouse arrangement for a planned CLO that was terminated during the quarter. This loss occurred because the environment for CDOs and CLOs deteriorated substantially in the quarter in response to the mortgage crisis, making it very difficult to close CDO transactions.

Other Net Credit Swap Revenue.   Other net credit swap revenue was $3.3 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006.  As set forth in the table below, other net credit swap revenue is the sum of credit swap fees earned, net realized gains (losses) which may result from time to time result from any termination of such transactions, unrealized and realized gains on credit protection we purchased to mitigate our exposure to 2006 origination sub-prime and second lien RMBS and any credit events and unrealized gains (losses) resulting from the changes in fair value of these transactions.  Credit swap fees result from a partially funded consolidated synthetic CDO, in which the underlying instruments are credit swaps sold by the CDO to third parties. Other net credit swap revenue includes revenue in the third quarters of 2007 and 2006 of $0.2 million and $0.7 million, respectively, that represents distributions to us as equity holder of two synthetic CDOs. Included as revenue in the first nine months of 2007 and 2006 is $2.8 million and $2.3 million, of distributions to us as equity holder of those two synthetic CDOs. Finally, beginning in 2007, other net credit swap revenue includes credit swaps entered in by our Credit Fund. Amounts related to our Credit Fund in the three and nine months ended September 30, 2007 were $(0.5) million and $(0.8) million, respectively.

The following table shows the components of other net credit swap revenue for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Credit swap fees	$548	$2,505	$5,852	$7,783
Realized and unrealized gain on credit protection purchased	3,242	—	14,816	—
Unrealized losses on credit swaps	—	(440)	(947)	(149)
Total other net credit swap revenue	$3,290	$2,065	$19,721	$7,634

Net unrealized gains related to changes in value were recorded for each period.  The unrealized gain recorded for the nine months ended September 30, 2007 was almost entirely related to the change in the value of two credit swap transactions we entered into in late 2006 to hedge our exposure to certain classes of RMBS, which arises from the equity we own in our CDOs.  These swaps reference representative market indices to moderate the impact to us of impairments related to late 2005 and 2006 vintage subprime residential mortgage exposure.  We did this in light of the negative developments that we noted in this asset class at the time we entered into these swaps.  Specifically, the relaxed underwriting standards of certain sub-prime originators in late 2005 and 2006 have led to significantly higher early stage delinquencies. Market participants have speculated that these RMBS may ultimately represent the worst performing sub-prime bonds on record to date.  In light of the negative developments in the market around this vintage of

RMBS, we determined it prudent to purchase the credit swaps in late 2006. In July 2007 we closed out these two positions and realized a gain of $3.2 million in the three months ended September 30, 2007, and a cumulative gain of $14.8 million.

Fee Income.  Fee income is principally related to quarterly management fees, warehouse fees and structuring fees received in connection with our unconsolidated CDOs.  Total fee income for CDO Asset Management was $9.4 million for the three months ended September 30, 2007 compared to $6.0 million for the three months ended September 30, 2006. Total fee income for CDO Asset Management was $22.9 million for the nine months ended September 30, 2007 compared to $16.7 million for the nine months ended September 30, 2006.  These increases were primarily the result of increased assets under management which grew to $18.0 billion at September 30, 2007 from $14.7 billion at September 30, 2006, partially offset by a decrease in warehouse and structuring fees.  In general, structuring fees and warehouse fees are highly negotiated and vary from transaction to transaction.

The following table shows the components of fee income for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Asset management fees	$8,048	$4,908	$20,925	$11,027
Warehousing and structuring fees	1,313	1,075	1,970	5,661
Total fee income	$9,361	$5,983	$22,895	$16,688

Other Operating Expenses.   Other operating expenses totaled $5.7 million for the three months ended September 30, 2007 compared to $5.2 million for the three months ended September 30, 2006.  Other operating expenses totaled $19.0 million for the nine months ended September 30, 2007 compared to $15.4 million for the nine months ended September 30, 2006.  Other operating expenses is made up of direct expenses of consolidated CDOs and includes items such as ongoing rating agency fees, trustee fees, accounting fees and other direct expenses related to the maintenance of the CDO. Also included in other operating expenses are allocated expenses.

The following table shows the components of other operating expenses for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Direct operating expenses	$411	$641	$1,339	$1,592
Allocated operating expenses	5,308	4,509	17,647	13,785
Total operating expenses	$5,719	$5,150	$18,986	$15,377

The nine months ended September 30, 2007 increase compared to the same period in 2006 in allocated expenses was related to two principal items.  First, our status as a publicly traded company in November 2006 caused an increase in certain corporate expenses. Additionally, we incurred expenses for our new office in the United Kingdom, established in the second half of 2006.  This office was established in connection with the expansion of our asset management business in Europe.

Interest Expense.  Interest expense totaled $67.8 million for the three months ended September 30, 2007 compared to $74.9 million for the three months ended September 30, 2006. Interest expense totaled $211.8 million for the nine months ended September 30, 2007 compared to $211.1 million for the nine months ended September 30, 2006.  Interest expense is made up of the allocated portion of interest expense on corporate debt issued by our holding company, debt issued in connection with the purchase of certain of our CDO equity positions (CDO debt: operating) and debt issued by our consolidated CDOs (CDO debt: non-recourse).

The following table shows the components of interest expense for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Corporate debt	$1,302	$1,441	$3,801	$3,724
CDO debt: operating	1,929	1,943	5,717	5,560
CDO debt: non-recourse	64,535	71,488	202,266	201,795
Total interest expense	$67,766	$74,872	$211,784	$211,079

All outstanding debt pays interest based on a floating rate above one or three month LIBOR.  No new long term debt was issued in 2007 or 2006. The decrease in non-recourse interest expense in the third quarter of 2007 compared to the same period in 2006 is attributable to the maturity of two consolidated CDO deals which matured in the second and third quarter of 2007. Interest expense also includes interest expense on debt incurred to finance our CDO equity investments. As of September 30, 2007, we had $109.5 million of debt related to the financing of CDO equity and $79.9 million of corporate debt issued through trust-preferred vehicles.

Depreciation and Amortization.   Depreciation and amortization was relatively flat over each of the three months ended September 30, 2007 and 2006.  Depreciation and amortization is comprised of the recognition of costs deferred in connection with our consolidated CDOs as well as allocated amounts. Depreciation and amortization related to consolidated CDOs totaled $1.7 million for the three months ended September 30, 2007 and $2.0 million for the three months ended September 30, 2006.  Depreciation and amortization was $5.7 million for the nine months ended September 30, 2007 and $6.1 million for the nine months ended September 2006.

Income from Minority Interest.  Income from minority interest totaled ($0.2) million and $(0.9) million for the three months ended September 30, 2007 and 2006, respectively.  Income from minority interest totaled $(2.3) million and $(3.1) million for the nine months ended September 30, 2007 and 2006, respectively.  Income from minority interest results from the fact that we consolidate two CDOs in which we own less than 100% of the equity.  Minority interest reflected in the statement of operations represents the share of the income or loss of the CDO that represents the third party equity ownership. In both three month periods, the two CDOs recognized net income and as a result we recorded minority interest income to reduce our net income.

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

Beginning in 2005, we have retained a lesser share of the equity position of our newly issued CDOs. Based on our analysis of FIN 46(R) we are not deemed to be the primary beneficiary and, as a result, these CDOs are not consolidated in our financial statements. Rather, our non-majority investment is recorded as an investment in a single fixed maturity security under the provisions of FAS 115 and EITF 99-20. During the first nine months of 2007, we closed nine CDOs and retained equity interest in three. During 2005 and 2006, we closed thirteen CDOs and purchased equity interests in eight. The fair value of our total investment in unconsolidated CDOs at September 30, 2007 was $19.3 million, not including synthetic CDOs in which we take derivative exposure but make no investment. We do not anticipate consolidating new CDOs in the future given our intention to buy minority portions.

During the third quarter of 2007, we sold a portion of our equity investment in three CDO deals, ACA ABS 2002-1, ACA ABS 2003-1 and ACA ABS 2003-2, each for a nominal amount to an independent third party. In conjunction with the equity sale, we determined that we are no longer the primary beneficiary of these deals under FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46(R)”) and, therefore, de-consolidated these deals in our financial statements, realizing a net gain of $39.6 million. The gain was primarily related to the reversal of previously realized losses in excess of our original equity investment. The de-consolidation also resulted in a decrease in both assets, primarily fixed-maturity securities available for sale, and liabilities, primarily long-term debt, of approximately $1.0 billion, as well as an increase to accumulated other comprehensive income of $66.4 million. The decreases in fixed-maturity securities available for sale and long-term debt will result in a reduction of related investment income and interest expense in the Company’s statement of operations in future periods. Total non-recourse debt of the CDOs included on our balance sheet at September 30, 2007 and December 31, 2006 was $3.3 billion and $4.7 billion, respectively.  Fixed maturity securities, and cash related to consolidated CDOs included on our balance sheet at September 30, 2007 and December 31, 2006 were $3.0 billion and $4.9 billion, respectively. Our consolidated assets at December 31, 2006 also included in investment in a guaranteed investment contract of $119.3 million, in connection with one of our CDOs.

CDOs can be issued in funded, unfunded or partially funded form. Funded CDOs issue debt instruments and purchase investment assets, while unfunded CDOs synthetically acquire assets and issue liabilities synthetically (i.e., assets and liabilities are in derivative form).  Partially funded CDOs are a combination of these two forms. We have three CDOs, ACA ABS 2002-1, ACA ABS 2003-1 and ACA ABS 2003-2 wherein on September 28, 2007, we sold a portion of our investment in each CDO. These CDOs were previously consolidated in our financial statements since we owned the entire equity position in each. Because the sale constitutes a reconsideration event under the provisions of FIN 46(R), we reevaluated our status as primary beneficiary and determined that we were no longer the primary beneficiary. As a result, at September 30, 2007, these three CDOs were deconsolidated in our financial statements.

The following table summarizes our outstanding CDO transactions as of September 30, 2007:

CDO name	Year Deal Closed	Transaction Type	Collateral Type(1)	Current AUM		Consolidated	Current Investment in Retained Equity(5)	Original Retained Equity %	First Optioal Call Date(2)	Maturity Date
	(in millions)
Asset-Backed CDOs:
ACA ABS 2002-1	2002	Funded	Investment Grade	$188		No	$—	100	8/2005	8/2037
ACA ABS 2003-1	2003	Funded	Investment Grade	374		No	—	100	6/2007	6/2038
Grenadier Funding	2003	Funded	High-Grade	1,487		Yes	9.9	100	8/2008	8/2038
ACA ABS 2003-2	2003	Funded	Investment Grade	575		No	—	100	12/2007	12/2038
ACA ABS 2004-1	2004	Funded	Investment Grade	312		Yes	11.8	61	7/2007	7/2039
Zenith Funding	2004	Funded	High-Grade	1,498		Yes	13.9	52	12/2009	12/2039
ACA ABS 2005-1	2005	Funded	Investment Grade	416		No	1.0	24	4/2008	4/2040
ACA ABS 2005-2	2005	Funded	Investment Grade	386		No	0.9	10	9/2009	12/2044
Khaleej II	2005	Partially funded	Investment Grade	750		No	2.8	14	9/2009	9/2040
Lancer Funding	2006	Funded	High-Grade	1,428		No	0.4	10	7/2010	4/2046
ACA Aquarius 2006-1	2006	Partially funded	Investment Grade	1,987		No	—	—	9/2010	9/2046
ACA ABS 2006-1	2006	Funded	Investment Grade	735		No	—	5	12/2009	6/2041
ACA ABS 2006-2	2006	Funded	Investment Grade	739		No	—	11	1/2011	1/2047
ACA ABS 2007-1	2007	Partially funded	Investment Grade	1,500		No	1.5	5	3/2010	5/2047
Millbrook	2007	Unfunded	Investment Grade	67		No	—	—	3/2010	10/2052
Abacus 2007-AC1	2007	Unfunded	Investment Grade	192		No	—	—	6/2010	3/2038
ACA ABS 2007-2	2007	Partially funded	Investment Grade	750		No	—	—	7/2011	7/2045
Lancer II	2007	Partially funded	High-Grade	998		No	—	—	7/2011	7/2047
ACA ABS 2007-3	2007	Partially funded	Investment Grade	350		No	—	—	8/2013	5/2047
Total Asset-Backed CDOs				14,732			42.2

Corporate Credit CDOs:
ACA CDS 2002-2	2003	Unfunded	Investment Grade	1,000		No	25.0	100	N/A	3/2008
Argon 49	2005	Funded	Investment Grade	71	(3)	No	—	—	N/A	6/2015
Argon 57	2006	Funded	Investment Grade	71	(3)	No	—	—	N/A	6/2013
Tribune	2006	Unfunded	Investment Grade	217	(4)	No	—	—	N/A	9/2016
Dolomite	2007	Unfunded	Investment Grade	71	(3)	No	—	—	N/A	7/2014
Total Corporate Credit CDOs				1,430			25.0

Leveraged Loan CDOs:
ACA CLO 2005-1	2005	Funded	Non-Investment Grade	300		No	4.4	21	10/2009	10/2017
ACA CLO 2006-1	2006	Funded	Non-Investment Grade	341		No	—	—	7/2009	7/2018
ACA CLO 2006-2	2006	Funded	Non-Investment Grade	299		No	2.2	10	1/2011	1/2021
ACA CLO Euro 2007-1	2007	Funded	Non-Investment Grade	527	(3)	No	5.8	10	6/2010	6/2024
ACA CLO 2007-1	2007	Funded	Non-Investment Grade	340		No	2.6	10	6/2011	6/2022
Total Leveraged Loan CDOs				1,807			15.0
Total				$17,969			$82.2

(1)

Based on original rating, investment grade collateral is rated “BBB-” or better; however certain of our investment grade CDOs include the ability to invest a minority portion (20% or less) in non-investment grade assets. High-grade is “A-” or better.

(2)	Cash flow CDOs are generally callable once per quarter by a majority or greater vote of the equity holders on a specific date as negotiated, which is referred to as the First Optional Call Date.

(3)

Argon 49, Argon 57, Dolomite and ACA CLO Euro 2007-1 are denominated in Euros. For purposes of this chart, we have converted the amounts to U.S. dollars at the prevailing currency exchange rate on September 30, 2007.

(4)

Tribune is comprised of 11 distinct trades some of which are denominated in Euros or Yen. For purposes of this chart, we have converted the respective amounts to U.S. dollars at the prevailing currency exchange rates on September 30, 2007.

(5)	GAAP equity value, excluding accumulated other comprehensive income, for consolidated deals or carrying value for non-consolidated deals.

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

The table below sets forth the economic impact of our CDOs assuming all CDOs were unconsolidated for the three and nine months ended September 30, 2007 and 2006.  Investors should neither place undue reliance on this presentation nor use it as a substitute for our segment financial statements which are prepared in accordance with U.S. GAAP. This presentation should be utilized only as a supplemental measure of financial performance in evaluating our CDO Asset Management line of business.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except where otherwise noted)
Assets under management (in millions)	$17,969	$14,659	$17,969	$14,659

Management and other fees(1)	$9,958	$7,895	$28,603	$20,073
Warehouse and structuring fees(2)	(717)	1,075	(20)	5,661
Equity returns(3)	(9,974)	5,824	(49,915)	16,246
CDO Asset Management revenue, unconsolidated basis	$(733)	$14,794	$(21,332)	$41,980
Reconciliation to CDO Asset Management pre-tax income:
CDO Asset Management revenue, unconsolidated basis	$(733)	$14,794	$(21,332)	$41,980
Impairments in excess of equity investment	46,936	—	—	—
Net realized and unrealized gains (losses) on CDO related derivatives(4)	(1,715)	1,485	(2,684)	6,765
Allocated investment income(5)	1,043	474	2,992	1,459
Allocated expenses(5)(5a)	(5,308)	(4,509)	(17,647)	(13,785)
Allocated interest expenses(5)(5b)	(1,287)	(1,237)	(3,801)	(3,519)
Allocated depreciation(5)(5c)	(311)	(236)	(800)	(595)
Allocated realized gains (losses)(5)(5d)	(51)	(18)	(58)	(119)
Interest expense—operating(6)	(1,929)	(1,943)	(5,717)	(5,560)
Minority interest (mark to market portion)(7)	(99)	(84)	(464)	(612)
Loan Trading Program(8)	(1,426)	—	(70)	—
Other	(588)	122	(517)	158
Total CDO Asset Management pre-tax income (loss) -U.S. GAAP	$34,532	$8,848	$(50,098)	$26,172

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

(5a)   Direct expenses of our consolidated CDOs are included above as a reduction of our equity return and include items such as ongoing rating agency CDO expenses, trustee fees, accounting fees, etc.  Direct expenses equal total segment expense less allocated amounts.  Direct CDO expenses were $0.4 million in the third quarter of 2007 and $0.6 million in the third quarter of 2006.  When we consider the results related to our managed CDOs, allocated expenses are excluded and must be added back in order to reconcile to segment based income before taxes.  For the nine months ended September 30, 2007 and 2006, direct CDO expenses were $1.3million and $1.6 million, respectively.

(5b)  Represents a portion of our corporate debt interest expense allocated to this line of business.  This allocated interest expense, combined with CDO debt operating and CDO debt-non-recourse interest expense, equals total segment interest expense.

(5c)   Represents a portion of corporate depreciation and amortization expense allocated to this line of business.  Direct amortization of debt issuance costs of consolidated CDOs is included above as a reduction of equity returns (see note 3 above) and totaled $1.4 million in the third quarter of 2007 and $1.8 million in the third quarter of 2006.  These amounts totaled $4.8 million and $5.5 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

(5d)  Represents a portion of our corporate realized (losses) gains allocated to this line of business.  Direct net realized gains (losses) including impairments were $26.9million in the third quarter of 2007 and $(0.4) million in the third quarter of 2006.  These direct realized losses are included above as a reduction of our equity return.  Direct net realized losses including impairments for the nine months ended September 30, 2007 and 2006 were $(84.6) million and $(2.4) million, respectively.

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

Fully funded CDOs contain investments in interest bearing financial assets such as fixed maturity securities or guaranteed investment contracts. At September 30, 2007, we have three fully funded consolidated CDOs. At December 31, 2006, we had six fully funded consolidated CDOs and one partially funded consolidated CDO. The assets and liabilities of these CDOs are included on our balance sheets. The income generated by the investments is reflected in net investment income in the consolidated statements of operations. The debt liabilities issued in the form of notes pay interest that is included in interest expense in the consolidated statements of operations. A management fee is paid by the CDO to ACA Management but is eliminated in consolidation. Our return on our equity investment is the net of the CDO’s revenues (interest income) and expenses, including the management fee paid to ACA Management.

Partially funded synthetic, or CDS, CDOs sell credit protection on referenced assets by entering into credit swaps with various protection buyers in the market. The CDO also issues securities, both liabilities and equity, in order to use the proceeds from the sale of these securities to collateralize the CDO’s obligations under its credit swaps, except with respect to the most senior tranche of the CDO’s credit exposure, in connection with which a partially funded CDO typically purchases credit protection rather than issuing funded liability securities. The proceeds of the securities issued by the partially funded CDO are invested in a guaranteed investment contract, or GIC. Until July 2007, we consolidated one partially funded CDS CDO. From this consolidated CDO, we consolidated investment income, relating to the return on the GIC, and interest expense in connection with the liability securities issued by the CDO. We also consolidated derivative income relating to net revenues from the fixed fees payable to the CDO under the terms of the credit swaps pursuant to which the CDS CDO sold credit protection on referenced assets and the fixed fees payable by the CDO on the credit protection that it purchased. This income is reflected in the consolidated statements of operations as other net credit swap revenue. This income was used to pay the interest on the liabilities of the CDO and other expenses of the CDO, including the management fee. Similar to the fully funded and consolidated CDOs, all management fees in this partially funded CDS CDO were paid to ACA Management, but eliminated in consolidation. Our return on our equity investment was the net of the CDO’s revenues (interest income and other credit swap income) and the CDO’s expenses, including the management fee paid to ACA Management.

For funded and partially funded unconsolidated CDOs, we reflect management fees and investment income in our consolidated statements of operations.  As of September 30, 2007, we had 23 funded and partially funded CDOs that are not consolidated. In these instances, the investment income recorded is only on the equity investment made by us as compared to all of the assets in a consolidated CDO. Partially funded, unconsolidated CDOs in which we invest in the funded equity securities are reflected in our financial statements in the same way as funded unconsolidated CDOs.

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

In certain funded CDOs, we issued liabilities in the form of notes in order to fund our equity purchases. These borrowings were accomplished through the issuance of secured notes by our subsidiaries. These notes are insured as to the repayment of principal and interest by ACA Financial Guaranty. The premium on the policy insuring the notes payable to ACA Financial Guaranty is payable by our subsidiary that invested in the preferred shares. These subsidiaries and ACA Financial Guaranty are wholly owned by us and therefore this inter-company premium eliminates in consolidation.

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

While in early transactions we either invested in or sold credit protection through insured credit swaps on 100% of the equity tranches of our CDOs, and therefore consolidated those CDOs (to the extent the accounting rules require such consolidation), beginning in 2005 we have been able to assume reduced amounts of equity in the CDOs that we manage and therefore have not been consolidating CDOs originated since that time.

We may experience increased volatility in our financial statements which is not related to the underlying economic value of our investment in these CDOs because we consolidate VIEs where we are the primary beneficiary. This may make the evaluation of our financial statements more difficult. Our investment exposure to our CDOs is limited to our equity interest; however, we record fluctuations in the fair value of the assets and liabilities of our consolidated CDOs. These valuation fluctuations, in the form of unrealized mark to market adjustments that are recorded in Accumulated Other Comprehensive Income, have exceeded our economic exposure in the form of our equity investment in the past and could exceed our economic exposure in the future. These valuation adjustments reverse themselves over time, to the extent the gains or losses are not realized by sales or other than temporary impairments. We may have realized losses from the assets (from sales and OTTI) in our consolidated CDOs and those losses could exceed the amount of our equity exposure. This occurred in the third quarter of 2007.  These losses were recorded in our consolidated statement of operations as realized losses. Excess impairments when realized by actual defaults are absorbed by other CDO investors, since as an economic matter, excess impairments by the Company indicate those parties will ultimately not receive repayment of all of their principal investment.  For the Company, the financial statement impact of the realized losses is offset at CDO maturity when the associated non-recourse liabilities are written off or upon the deconsolidation of the CDO.  For example, during the second quarter of 2007, we incurred impairment losses related to two consolidated CDOs in excess of our total remaining economic exposure.  The excess impairment amount was reversed in our statement of operations through a realized gain recognized at the end of third quarter of 2007, when we sold a portion of each and deconsolidated these CDOs, after determining that we were no longer the primary beneficiary under FIN 46(R).

Other

Our fourth line of business, Other, encompasses insurance products in which we are no longer active, including industry loss warranty transactions, trade credit reinsurance and insurance of certain classes of assets in asset-backed securitizations, principally manufactured housing. At September 30, 2007, all of the exposure in this line of business had either expired or was in run-off. Run-off indicates that while we will not add new exposure, we have some current exposure that has not yet expired. The following table summarizes the results of our Other line of business for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
REVENUES:
Gross premiums written	$80	$132	$422	$793
Premiums earned	$190	$298	$544	$1,397
Net investment income	3,209	892	5,312	2,741
Net realized and unrealized losses on investments	(51)	(36)	(58)	(225)
Total revenues	3,348	1,154	5,798	3,913
EXPENSES:
Loss and loss adjustment expenses	2,546	456	3,139	1,223
Policy acquisition costs	27	82	242	452
Other operating expenses	8	61	21	61
Interest expense	94	94	279	267
Total Expenses	2,675	693	3,681	2,003
Income before income taxes	673	461	2,117	1,910
Provision for income tax expense	252	185	737	681
Net Income	$421	$276	$1,380	$1,229

Total Revenues.   Total revenues primarily comprised of net premiums earned and net investment income, continue to decline for this line of business due to the fact that it has been in run-off since 2005. Premiums earned declined to $0.2 million in the third quarter of 2007 from $0.3 million in the third quarter of 2006.  Premiums earned for the nine months ended September 30, 2007 and 2006 were $0.5 million and $1.4 million, respectively.  Our exposure in the trade credit business, a component of this line of business, continues to rapidly decline.  Premiums earned for the other insurance contracts accounted for in this line of business also continue to decline.  We still continue to receive a small amount of installment premium for in-force asset-backed securitizations, principally manufactured housing, that were insured several years ago.

Net Investment Income.  Net investment income was $3.2 million and $0.9 million for the three months ended September 30, 2007 and 2006, respectively.  Net investment income was $5.3 million and $2.7 million for the nine months ended September 30, 2007 and 2006, respectively.  The three and nine month ended September 30, 2007 amounts include $2.1 million of accrued interest related to subrogation that we expect to receive on an insured transaction in which we have paid losses since 2002 and expect to fully recover. In addition to receiving full recovery of paid claims, we are entitled to receive interest on our ever to date payments. In connection with the cancellation of this insurance contract during the third quarter of 2007, we recognized the interest due to date. Allocated net investment income is derived from the allocation of income from ACA Financial Guaranty’s investment portfolio.  A portion of our capital is allocated to this line of business because we have outstanding exposure, principally related to our exposure to insured manufactured housing securitizations. Notwithstanding the run-off or expiration of our exposure overall in our Other line of business, allocated investment income increased due to the increase in the size of the ACA Financial Guaranty investment portfolio.

Losses and Loss Adjustment Expenses.  We continue to record losses for the trade credit business. Like premium, losses incurred on these contracts continued to decline as the underlying exposures run off.  This loss activity has been within management’s expectations.

In 1999, we insured 12 securitized manufactured housing bonds with a collective balance of $213.3 million.  In response to an increase in the level of realized losses observed in the mortgages underlying four of these securitizations, we established a case specific reserve in 2004 in the amount of $20.3 million. This reserve represented the present value of expected losses, discounted at the applicable treasury rate. Due to the very long tenor of these bonds, payments are projected to continue through 2033. Each year we increase the reserve for accretion to adjust to the proper present value. Additionally, we regularly review the underlying asset performance and assess the need for additional reserves. While the reserve represents our best estimate at the time of establishment of ultimate losses on a present value basis, facts and circumstances may change such that the estimate is required to be revalued. Three of the bonds in our securitized manufactured housing portfolio experienced losses beginning in 2004. A fourth bond incurred losses beginning in 2006.

During the third quarter of 2007, for purposes of optimizing our rating agency capital, we agreed with the insured party on this portfolio of transactions to terminate certain of our insurance contracts. As part of the termination, we agreed to purchase at par a portion of the insured bond on one of the four policies for which we had established a loss reserve. At June 30, 2007, the case reserve for that bond was $12.2 million and was based on the present value of the expected future claim payments discounted at the risk-free rate in effect at the time the reserve was established. We also agreed that we would continue to pay claims as they came due on the other three policies. In connection with our purchase of the insured bond at par, we recorded a paid loss equal to the difference between our estimate of the fair value of the bond and the par amount paid. The fair value of the bond was determined based on the future cash flows of the purchased bond discounted at a market yield, estimated at 13%. We also reduced our loss reserve on this bond by the percentage of the par amount we purchased. The net impact, recorded to losses incurred was a loss in the amount of $1.8 million for the three months ended September 30, 2007. This same amount for the three months ended September 30, 2006 was $0.8 million, which related to accretion of the loss reserve. As of September 30, 2007, our case specific reserve on these four manufactured housing bond policies was $16.9 million.

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

3.       The portion of interest expense related to the principal payments on borrowings that were financed with derivatives; and

4.       Net realized losses related to the impairment of non-recourse CDO assets in excess of our equity investment, if any.

Also, included in net economic income (loss) are net recognized gains from credit protection purchased on the ABX indices.  This credit protection was purchased to moderate impairments on our ABS CDO equity and is included in the net economic results given the amount of impairments recorded in the third quarter of 2007.

Unrealized gains (losses) on derivatives are excluded because (i) they widely vary with changes in the credit market and interest rate environment and are not necessarily indicative of the performance of our underlying businesses and (ii) the Company intends to hold the positions to the derivative contracts’ expiration, at which time the mark to market values would revert to zero, to the extent no realized derivative gains or losses had occurred. Realized gains (losses) on non-CDO investments are excluded because our investment strategy is focused on the preservation of capital and generation of current income as opposed to the generation of trading gains and losses. We include in net economic income the unrealized gains (losses) on derivatives and investments generated by our warehouse facilities and also related to trading activity, if any. Also excluded is a portion of interest expense on borrowings that were financed with interest rate swaps to pay the up front issuance costs of some of our consolidated CDOs. FAS 133 requires that all payments made under the interest rate swaps, representing both principal and interest, be recorded as interest expense.  In order to approximate the economic expense on these borrowings, the portion of interest expense that is excluded is related to what would be principal payments if these borrowings had been financed with debt obligations.  Net realized losses related to the impairment of non-recourse CDO assets in excess of the Company’s equity investment in the CDO, if any, are excluded because they do no represent economic losses to the Company, rather result from the effects of consolidation.

We had after-tax unrealized losses of $(1,076.1) million in the third quarter of 2007, compared with after-tax unrealized gains of $2.2 million in the third quarter of 2006 on our insured credit swaps included in net insured credit swap revenue. We had after-tax unrealized gains of $0.6 million in the third quarter of 2007 and $0.4 million in 2006 on our derivatives included in net realized and unrealized gains (losses) on derivative instruments. We had unrealized gains (losses) of $2.1 million in the third quarter of 2007 and $(0.3) million in the third quarter of 2006 on our credit swaps included in other net insured credit swap revenue.  We had realized losses of $(0.2) million in the third quarter of 2007 and 2006 on our non-CDO investments.  We had after-tax expenses of $0.8 million in the third quarter of 2007 and $0.9 million in the third quarter of 2006, which effectively constituted principal payments on our interest rate swaps.  We had after-tax realized gains in the third quarter of 2007 related to the recovery of the impairment of non-recourse CDO assets of $30.5 million.  Lastly, we had after-tax net recognized gains in the third quarter of 2007 related to credit protection purchased of $2.1 million.

We had after-tax unrealized gains (losses) of $(1,130.0) million in the nine months ended September 30, 2007 and $1.4 million in the nine months ended September 30, 2006 on our insured credit swaps included in net insured credit swap revenue.  We had after-tax unrealized gains of $2.8 million in the nine months ended September 30, 2007 and $4.0 million in the nine months ended September 30, 2006 on our derivatives included in net realized and unrealized gains (losses) on derivative instruments.  We had unrealized gains (losses) of $9.0 million in the nine months ended September 30, 2007 and $(0.1) million in the nine months ended September 30, 2006 on our credit swaps included in other net insured credit swap revenue.  We had realized losses of $(0.3) million in the nine months ended September 30, 2007 and $(1.0) million in the nine months ended September 30, 2006 on our non-CDO investments.  We had after-tax expenses of $2.3 million in the nine months ended September 30, 2007 and $2.9 million in the nine months ended September 30, 2006, which effectively constituted principal payments on our interest rate swaps.  Lastly, we had after-tax net recognized gains in the nine months ended September 30, 2007 related to credit protection purchased of $9.7 million

Liquidity and Capital Resources

We are a holding company, and as such, have no direct operations of our own. Our liquidity, both on a short-term basis (for the next 12 months) and a long-term basis (beyond the next 12 months) is dependent upon how much of our initial public offering proceeds we retain at the holding company level, the ability of our operating subsidiaries, which excludes our consolidated CDO entities, to pay dividends or make other payments to us, and our ability to incur indebtedness and otherwise access the capital markets. As of September 30, 2007, we held at our holding company approximately $5.2 million of the approximately $79.2 million in net proceeds from our IPO. For further discussion regarding the balance of proceeds after September 30, 2007, see Part II, Item 2 of this report.  Our liquidity is also a function of certain assets of our non-insurance subsidiaries which can be readily converted to cash. When assessing our liquidity, we generally exclude the resources of our insurance subsidiary, ACA Financial Guaranty, except for amounts that have been approved as dividends, since those funds are required to be maintained in the insurance company to pay claims incurred and insurance company expenses only.  Including our other non-insurance subsidiaries, as of November 9, 2007, we have approximately $106.1 million in assets that are in the form of cash or investments. Our principal liquidity requirement is the payment of interest on our debt and operating expenses. Our outstanding indebtedness is described under “—Indebtedness.”  We may also incur additional indebtedness in the future to fund acquisitions, working capital, growth in our business or for other general corporate purposes.  We also may require liquidity to make periodic capital investments in our operating subsidiaries. We do not currently intend to pay dividends. In the ordinary course of our business, we evaluate our liquidity needs and capital resources in light of holding company expenses and debt-related expenses. Subject to the collateral posting requirements on our insured credit swaps not being triggered, based on the amount of dividends we expect to receive from our subsidiaries, and existing cash, including the remaining proceeds from our initial public offering retained at our holding company, management believes that we will have sufficient liquidity to satisfy our needs over the next 12 months. Beyond the next 12 months, the ability of our operating subsidiaries to declare and pay dividends may be influenced by a variety of factors including market conditions, insurance and rating agencies actions and general economic conditions as well as other items described in our risk factors herein and in our Form 10-K.  Consequently, although management believes that we will continue to have sufficient liquidity to meet our debt service and other obligations over the long term, we cannot guarantee that we will not be required to seek external debt or equity financing in order to meet our operating expenses, debt service obligations or increased capital requirements.

As discussed above, one source of our liquidity, for the next 12 months and for the longer term, will be amounts paid by our operating subsidiaries as dividends to us. ACA Financial Guaranty is our principal subsidiary through which we operate all our lines of business. ACA Financial Guaranty is subject to restrictions under state insurance law on its ability to pay dividends. In December 2005, the Maryland Insurance Commissioner approved ACA Financial Guaranty’s request to pay a dividend in an amount equal to the interest payments on $40 million of the $80 million of our trust preferred issuance outstanding through the year ended December 31, 2006.  The Maryland Insurance Commissioner also approved interest payments by ACA Financial Guaranty on the $10 million surplus note due in the 2006 fiscal year.  Accordingly, during 2006 ACA Financial Guaranty paid dividends of $2.7 million for the ultimate benefit of its parent, ACA Capital, and $0.8 million in interest on the surplus note.  Approval of the Maryland Insurance Commissioner to make dividend and surplus note interest payments due in 2007 on the $40 million of trust preferred securities and the $10 million surplus note, respectively, was received by us in December 2006.  As of September 30, 2007, ACA Financial Guaranty paid dividends of $2.9 million and $0.7 million in interest on the surplus note.  We have not received dividends from our operating subsidiaries other than ACA Financial Guaranty.

With the placement of ACA Financial Guaranty on CreditWatch with negative implications, we are uncertain about our current ability to continue to write new business in our Public Finance and Structured Credit lines of business at historic levels. In addition, should S&P ultimately downgrade ACA Financial Guaranty’s financial strength rating below A-, under the existing terms of our insured credit swap transactions, we would be required to post collateral based on the fair value of the insured credit swaps as of the date of posting. The failure to post collateral would be an event of default, resulting in a termination payment in an amount approximately equal to the collateral call. This termination payment would give rise to a claim under the related ACA Financial Guaranty insurance policy. Based on current fair values, we would not have the ability to post such collateral or make such termination payments. As of September 30, 2007, we estimated fair value of our insured credit swaps was $(1.7) billion. As well, in the case of certain insured credit swaps, if the underlying portfolio incurs losses to a pre-agreed point, we are generally required to post collateral in an amount that is the lesser of the amount by which actual losses exceed this pre-agreed point and the amount of any negative mark to market value of the insured credit swap. Moreover, the losses on these portfolios could result in downgrades on the tranches that we insure, resulting in increased capital charges. If any of these events occurred, it would materially hurt our financial performance and liquidity and severely strain our capital resources. See “Part I, Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity at our operating subsidiaries is used to pay operating expenses, claim payments and income taxes. Positive cash flow at ACA Financial Guaranty is only available to pay operating expenses of other operating subsidiaries subject to the approval of the Maryland Insurance Commissioner. Unrelated to the recent S&P rating action, we had $41.2 million of collateral posted related to certain synthetic equity transactions in our CDO Asset Management and Structured Credit businesses as of September 30, 2007.  On an ongoing basis, our sources of funds at our operating subsidiaries primarily result from premiums written, asset management fees, investment income and proceeds from the sale and redemption of investments. Cash is used primarily to pay losses and loss expenses, policy acquisition costs, other operating expenses and interest expenses. Our cash flow from operations generally represents the difference between premiums collected along with the investment income realized, and investment earnings realized and the losses and loss expenses paid, policy acquisition and other operating expenses and investment losses realized.  Cash flow from operations may differ substantially from net income.

In July 2007, our Board of Directors approved a stock repurchase program of up to $20 million.  Such purchases of stock will be funded from the holding company and other non-insurance subsidiaries as necessary.  As of November 9, 2007, the Company has repurchased 2,087,900 shares of common stock at a cost of $14.9 million in the aggregate.

See “—Indebtedness.”

Cash Flows for the Nine months ended September 30, 2007

For the nine months ended September 30, 2007, we generated positive net operating cash flow of $62.4 million, primarily related to income from operations, taking into account the non-cash effects of other than temporary impairments and unrealized mark to market losses on net insured credit swap revenue, and investment income.  This amount is net of our $10.0 million investment in our Credit Fund in the first quarter of 2007.  In the first nine months of 2007, we had net proceeds from invested assets of $218.7 million principally from the sale and maturity of fixed maturity securities available for sale, primarily in our consolidated CDOs.  We had net cash outflows of $377.8 million related to financing activities, which included the paydown of $364.1 million of long-term debt, primarily in our consolidated CDOs.  As of September 30, 2007, we had contributed $59.1 million of the proceeds from our initial public offering to our subsidiaries.  As of September 30, 2007, we had a cash balance of $283.2 million, comprised of $225.0 million in our consolidated CDOs, $3.6 million in our Credit Fund and $54.6 million of unrestricted cash in our other operating subsidiaries, principally at ACA Financial Guaranty and our holding company.

Cash Flows for the Nine months ended September 30, 2006

For the nine months ended September 30, 2006, we generated positive net operating cash flow of $21.2 million, primarily related to income from operations and investment income. During the same period, we had net cash provided by investing activities of $123.2 million principally from the sale and maturity of fixed maturity securities available for sale, primarily in our consolidated CDOs.  We had net cash outflows of $93.9 million through financing activities, which included the paydown of $107.0 million of long-term debt, primarily related to our consolidated CDOs.  As of September 30, 2006, we had a cash balance of $224.9 million, comprised of $173.6 million in our consolidated CDOs, $0.6 million in our Credit Fund and $50.7 million of unrestricted cash in our other operating subsidiaries, principally at ACA Financial Guaranty and our holding company.

Capital Expenditures

We did not make significant capital expenditures for or during the three or nine months ended September 30, 2007 and 2006. We do not anticipate significant capital expenditures for the remainder of 2007.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K of the General Rules and Regulations under the Securities Act of 1933, as amended) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do, however, have off-balance sheet exposure in the form of our financial guaranty exposure or par in force. Par in force as of September 30, 2007 was $76.7 billion and includes exposure to Public Finance, Structured Credit and CDO Asset Management and other transactions in which ACA Financial Guaranty has issued insurance policies. Par in force as of September 30, 2006, was $31.4 billion.

Contractual Obligations

The following table summarized our contractual obligations as of September 30, 2007(1):

		Less Than
	Total	One Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)
Debt
Corporate debt	$79,899	$—	$—	$—	$79,899
CDO debt—operating	109,521	—	100,000	—	9,521
CDO debt—non-recourse, net of discounts(2)	3,258,028	2,675,308	—	—	582,720
Total debt	3,447,448	2,675,308	100,000	—	672,140
Securities sold under agreements to repurchase(3)	104,124	104,124	—	—	—
Lease obligations	36,902	3,052	7,064	5,310	21,476
Loss reserves(4)	42,878	8,718	1,877	2,335	29,948
Total	$3,631,352	$2,791,202	$108,941	$7,645	$723,564

(1)     Does not include any potential borrowings under our credit facility, for which there were no outstanding borrowings as of September 30, 2007, described below under “—Indebtedness.”

(2)     Represents debt incurred by our CDOs that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the applicable CDO.

(3)     Represents debt incurred by our Credit Fund that are consolidated under U.S. GAAP and that are without recourse to any assets other than those of the Credit Fund.

(4)     The loss and loss adjustment expenses payments due by period in the table above are based upon the present value of loss and loss adjustment expenses estimates as of September 30, 2007 and are not contractual liabilities with specified times of payment. Our contractual liability is to provide benefits under our policies. As a result, our calculation of loss and loss adjustment expenses payments due by period is subject to the same uncertainties associated with determining the level of unpaid loss and loss adjustment expenses reserves generally and to the additional uncertainties arising from the difficulty of predicting when claims (including claims that have not yet been reported to us) will be paid. Actual payments of losses and loss adjustment expenses by period will vary, perhaps materially, from the above table to the extent that current estimates of loss and loss adjustment expenses vary from actual ultimate claims and amounts and as a result of variations between expected and actual payout patterns. Our failure to accurately set our loss reserves may result in having to increase our loss reserves or make payments in excess of our loss reserves, which could materially and adversely impact our financial condition.

Restricted Balances

Our insurance subsidiary, ACA Financial Guaranty, has assets on deposits with various regulatory authorities. At September 30, 2007, such assets on deposit were in the amount of $4.9 million. In connection with our CDO Asset Management and Structured Credit businesses, we had on deposit $51.5 million for the benefit of various counterparties.

Indebtedness

Credit Facilities

$75 million Credit Facility

We had a $75 million 364-day senior unsecured revolving credit facility (the “Prior Credit Facility”) with a syndicate of banks, which was replaced with the New Credit Facility (defined below) in April 2007. The Prior Credit Facility required us to maintain a net worth not less than the sum of (i) $298,500,000, (ii) 60% of our cumulative Consolidated Net Income (as defined in the credit agreement for the Prior Credit Facility) for each fiscal quarter (beginning with the fiscal quarter ending September 30, 2006), and (iii) 60% of the net cash proceeds of any offering of common equity consummated after the facility’s closing date.  We were further required to not permit our debt to capital ratio to be greater than 35% at any time and to maintain a minimum financial strength rating from S&P of “A-” for ACA Financial Guaranty.  We had met all of these requirements as of the date of termination of the prior credit facility.

$150 million Credit Facility

On April 26, 2007, we entered into a $150 million three-year senior unsecured revolving credit facility (the “New Credit Facility”) with a syndicate of banks.  The New Credit Facility replaced the Prior Credit Facility discussed above. On October 15, 2007, we entered into an amendment (the “First Amendment”) to the New Credit Facility (as amended by the First Amendment, the “Amended Credit Facility”) with the syndicate of banks. In addition to amending certain of the terms of the New Credit Facility described below, the First Amendment (i) waived any default or event of default that may have been in effect under the New Credit Facility at any time during the period from July 1, 2007 to October 15, 2007 and (ii) suspended the availability of the facility commitments from October 15, 2007 though such date as our Net Worth (as defined in the credit agreement for the Amended Credit Facility) is at least $500 million (the “First Amendment Suspension Period”).

The Amended Credit Facility provides for borrowings by us on a revolving basis up to an aggregate of (x) $75 million at any one time outstanding after our Net Worth  is at least $500 million and (y) $150 million at any one time outstanding after our Net Worth is greater than $600 million. The Amended Credit Facility requires us to prepay any amounts outstanding under the facility in excess of $75 million in the event our Net Worth is less than $600 million after the end of the First Amendment Suspension Period. The Amended Credit Facility also includes a $25 million sub-commitment for the issuance of letters of credit.  At our request and subject to the terms and conditions of the credit agreement for the Amended Credit Facility, the maximum amount of facility commitments may be increased up to $250 million at the lenders’ discretion. As of September 30, 2007, no amounts were outstanding under the Amended Credit Facility nor had there been any borrowings under the facility.

We may elect from time to time an interest rate per annum for the borrowings under the Amended Credit Facility equal to either (a) an annual benchmark rate, which will be equal to the greatest of (i) the prime rate in effect and (ii) the federal funds effective rate, plus 50 basis points or (b) the Eurodollar rate plus an Applicable Margin (as defined in the credit agreement for the Amended Credit Facility) corresponding to our leverage ratio (the ratio of debt to capital reflected in our then most current consolidated financial statements). In the case of competitive bid loans, interest per annum is fixed and specified by the lender making such competitive loan.

We will also pay an Applicable Facility Fee (as defined in the credit agreement for the Amended Credit Facility) on the commitments in effect under the Amended Credit Facility (whether used or unused) corresponding to our leverage ratio. In addition, we will pay utilization fees on the average daily amount of total amount outstanding under the Amended Credit Facility when such amount outstanding exceeds 50% of the commitments under the facility, a fronting fee on the average daily amount of the undrawn amount under all letters of credit and other fees for each letter of credit issued under the facility.  These fees are payable quarterly in arrears.

The terms of the Amended Credit Facility include various restrictive covenants.  These covenants include restrictions on indebtedness, liens, fundamental changes, sales of assets, certain payments and transactions with affiliates.  The Amended Credit Facility also includes a covenant requiring us to maintain at any time after the First Amendment Suspension Period a Net Worth of not less than the sum of (i) $500,000,000, (ii) 50% of our cumulative Consolidated Net Income (as defined in the credit agreement for the Amended Credit Facility) for each fiscal quarter (beginning with the first full fiscal quarter commencing on or after the First Amendment Suspension Period) for which Consolidated Net Worth is positive, and (iii) 50% of the net cash proceeds of any offering of common equity consummated after the end of the First Amendment Suspension Period.  The Net Worth definition includes in its calculation all FAS 133 mark-to-market valuations recorded in our statement of operations. We are currently not able to borrow against the Amended Credit Facility because of the magnitude of the unrealized FAS 133 loss on our Structured Credit insured credit swaps. We do not, however, currently have liquidity needs that would necessitate a borrowing under the Amended Credit Facility. We must further not permit our debt to capital ratio to be greater than 35% at any time and must maintain a minimum financial strength rating from S&P of “A” for ACA Financial Guaranty.

The Amended Credit Facility contains various events of default customary for investment grade loan facilities of this type (subject to certain materiality thresholds and grace periods), including failure to pay principal and interest on loans when due, a failure to reimburse under, or pay fees in connection with, letters of credit when due, breach of covenants, default in payment of principal or interest in respect of certain material indebtedness, including the acceleration of such material indebtedness, bankruptcy or insolvency, including in respect of certain significant subsidiaries, entry of certain enforceable judgments not otherwise stayed, and the occurrence of a change of control.  The nature of these events of default is similar to or more favorable than those contained in the Prior Credit Facility.  If an event of default occurs, all of our obligations under the Amended Credit Facility could be accelerated by the required lenders.  In the case of bankruptcy or insolvency, acceleration of our obligations under the Amended Credit Facility is automatic.

Trust Preferred Securities

We issued floating rate junior subordinated deferrable interest debentures, structured as trust preferred securities, of $20.6 million, $20.6 million, $20.6 million and $18.0 million on December 29, 2004, October 29, 2003, May 15, 2003, and December 4, 2002, respectively. The trust preferred debt securities have an initial stated term of 30 years with a call provision at five years from the date of each issuance. The current interest rates on the $79.9 million of outstanding trust preferred debt securities range from 9.044% to 9.621% at September 30, 2007. The effective interest rate of these securities is calculated based on three-month LIBOR plus a margin of 3.35 % to 4.10 % per annum subject to certain interest rate caps during the lives of the securities.

The indentures governing the debentures limit our ability to pay dividends and incur other indebtedness. Events of default under the indentures include failure to make timely principal or interest payments, continuation of a breach of the indentures 60 days after proper notice, bankruptcy, liquidation and dissolution.

Other Financings

To the extent we purchase equity in our CDOs, we may issue notes to finance such purchases. These notes are debt obligations secured by our equity interest in the CDO and insured as to the repayment of principal and interest by ACA Financial Guaranty. The notes generally may be redeemed prior to the scheduled maturity date at our option.  For the nine months ended September 30, 2007, no amounts of equity purchased were financed.  Rather, these investments, totaling $8.2 million were purchased with cash from our subsidiary, ACA Financial Products.

In March 2005, one of our subsidiaries, ACA Parliament, L.L.C. (“ACA Parliament”) entered into an agreement with an investment trust, pursuant to which $99 million was deposited in a fund that is maintained and invested by ACA Parliament in exchange for a medium term note. ACA Parliament is required to make quarterly interest payments at a rate equal to the three-month LIBOR plus 125 basis points and the maturity date of the medium term note is 2010. We are likely to have to refinance this medium term note program upon maturity in 2010 since the maturity date is in advance of the maturity date of many of the assets acquired with the proceeds of such issuance. Notes outstanding in connection with the financing of our equity purchases, including the aforementioned term note, totaled $109.5 million and $112.0 million as of September 30, 2007 and December 31, 2006, respectively.

Investment Portfolio

As of September 30, 2007, our investment portfolio consisted of $3.5 billion of fixed maturity securities, of which $2.8 billion were from VIEs that we consolidate under FIN 46(R), $19.3 million from our unconsolidated CDOs, $600.6 million were held in our insurance company investment portfolio and $125.2 million were from our Credit Fund.  The vast majority of our fixed maturity securities are designated as available for sale in accordance with FAS 115. The remaining fixed maturity securities are designated as part of a trading portfolio. These securities were purchased by our Credit Fund.  Fixed maturity securities available for sale are reported at fair value in accordance with FAS 115, and the change in fair value is reported as part of accumulated other comprehensive income in stockholders’ equity while changes in the fair value of trading securities are recorded in the income statement. Other than temporary impairments on our VIE and non-VIE investments are recorded in net income as realized losses.

The following table summarizes our investment portfolio as of September 30, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$41,348	$270	$(188)	$41,430
Federal-agency securities	68,595	128	(202)	68,521
Obligations of sales and political subdivisions	188,472	1,188	(833)	188,827
Corporate securities	103,449	323	(3,498)	100,274
Asset-backed securities	42,014	357	(134)	42,237
Mortgage-backed securities	162,554	281	(3,492)	159,343
Total non-VIE securities	606,432	2,547	(8,347)	600,632
Available for sale VIE asset-backed securities	3,202,345	2,058	(431,807)	2,772,596
Total available for sale	3,808,777	4,605	(440,154)	3,373,228
Held for trading- Credit Fund:
Securities held for trading- assets	133,333	—	(8,157)	125,176
Securities held for trading- liabilities	—	—	—	—
Total held for trading- Credit fund	133,333	—	(8,157)	125,176
Total	$3,942,110	$4,605	$(448,311)	$3,498,404

The amortized cost and estimated fair value of fixed maturity securities available for sale and held for trading as of September 30, 2007, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Non- VIE Securities		VIE Securities			Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(in thousands)

Available for sale(1):
Due in one year or less	$21,926	$21,603	$15,000	$15,029	$36,926	36,632
Due after one year through five years	103,446	102,209	87,018	86,563	190,464	188,772
Due after five years through ten years	171,342	168,900	246,744	242,795	418,086	411,695
Due after ten years	309,718	307,920	2,853,583	2,428,209	3,163,301	2,736,129
Total available for sale	606,432	600,632	3,202,345	2,772,596	3,808,777	3,373,228
Held for trading- Credit Fund(1):
Due after ten years	—	—	133,333	125,176	133,333	125,176
Total held for trading	—	—
Total	$606,432	$600,632	$3,335,678	$2,897,772	$3,942,110	$3,498,404

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

The following table summarizes the ratings distributions of the fixed maturity securities in our investment portfolio and the investment portfolio of our consolidated VIEs as of September 30, 2007 and December 31, 2006:

	Estimated Fair Value
	As of	As of
Rating(1)	September 30, 2007	December 31, 2006
	(in thousands)
AAA or equivalent	$425,103	$346,352
AA	95,168	55,687
A	46,810	52,125
BBB	22,740	24,213
Below investment grade and non-rated	10,811	11,205
Total non-VIE securities	600,632	489,582
VIE securities	2,772,596	4,536,694
Held for trading- Credit Fund	125,176	251,825
Total	$3,498,404	$5,278,101

(1) Ratings are represented by the lower of the S&P and Moody’s Investors Service classifications.

The following table summarizes the unrealized losses in our investment portfolio by type of security and the length of time such securities have been in a continuous unrealized loss position as of September 30, 2007:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)
Available for sale-non-VIE:
U.S. treasury securities	$19,662	$(164)	$1,871	$(24)	$21,533	$(188)
Federal-agency securities	23,451	(133)	20,624	(69)	44,075	(202)
Obligations of states and political subdivisions	23,738	(157)	52,211	(676)	75,949	(833)
Corporate securities	31,964	(1,337)	46,669	(2,161)	78,633	(3,498)
Asset-backed securities	1,976	(23)	4,743	(111)	6,719	(134)
Mortgage-backed securities	42,098	(594)	90,379	(2,898)	132,477	(3,492)
Total non-VIE securities	142,889	(2,408)	216,497	(5,939)	359,386	(8,347)
Available for sale-VIE—asset-backed securities	2,137,534	(368,322)	439,906	(63,485)	2,577,440	(431,807)
Total	$2,280,423	$(370,730)	$656,403	$(69,424)	$2,936,826	$(440,154)

A substantial portion of the unrealized loss in CDO VIE asset-backed securities is related to RMBS, including both sub-prime and mid-prime quality mortgages.  Late 2006 into 2007 saw significant disruption in the sub-prime and second lien mortgage markets, with some mortgage originators being purchased or exiting the business.  This severe disruption continued into the third quarter of 2007 with other types of market participants (i.e., investment banks, hedge funds, insurance companies) announcing significant losses in connection with their sub-prime and second lien mortgage exposure.  This disruption further translated into decreased liquidity and wider spreads across the market, decreasing the market value of the portfolios.  An additional factor weighing on the market valuations for the Company’s positions is the limited liquidity associated with the seasoned securities which have already received or are about to receive a significant return of principal.  During the first nine months of 2007, the Company determined that certain of its holdings in RMBS, primarily in its consolidated CDOs, were other than temporarily impaired.  As a result, write-offs relating primarily to those securities, aggregating $118.5 million were recorded as a reduction of net income during this period, $39.6 million of which were non-recourse to the Company and were recaptured in the third quarter of 2007 upon the deconsolidation of the related CDOs in the third quarter of 2007. The amount of unrealized losses in excess of the Company’s equity investment recorded in other comprehensive income is $(220.5) million as of September 30, 2007.

Regarding the unimpaired securities carried at an unrealized loss position as of September 30, 2007, the Company believed that it would be able to collect amounts due on these RMBS positions and has the ability and intent to hold these investments until a recovery of fair value, which may be at their maturities.  The Company, therefore, did not consider these investments to be other-than-temporarily impaired at September 30, 2007.

The Company’s accumulated other comprehensive loss of $(261.2) million at September 30, 2007, includes $(262.1) million related to unrealized losses on fixed maturity securities available for sale.

Included in the table above are 703 fixed maturity securities, 170 in the non-VIE portfolios, and 533 in the VIE portfolios.  At September 30, 2007, there were 141 fixed maturity securities, 140 of which are in the VIE portfolios, whose fair value was less than 80% of its amortized cost.  Over 97% of the securities in both the non-VIE portfolio and the VIE portfolios are rated investment grade.  Management has assessed these and other factors and concluded that there were no other than temporarily impaired fixed maturity securities included in the above table as of September 30, 2007.

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

During the nine months ended September 30, 2007, we have witnessed severe disruption in the residential mortgage market, which in turn has caused disruption in the sector of the fixed income securities market backed by residential mortgages, and derivatives thereon.  This disruption is caused by the stark increase in mortgage payment delinquencies and defaults particularly in connection with sub-prime and second lien mortgage exposure which has materially adversely affected the valuation of fixed income securities backed by such mortgages, and derivatives thereon.  Many securities are projected to suffer the loss of principal or are being priced at very depressed levels, or both.  The Company is subject to added risk in this market through its CDO Asset Management and Structured Credit lines of business.

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

Business Activity	Fair Value at September 30, 2007	+100 bps per annum Shift	-100 bps per annum Shift
	(in millions)

Non-CDO investment portfolio	$600.6	$(30.7)	$34.0
CDOs	2,772.6	(4.1)	5.4
Interest rate swaps	(4.8)	2.7	(2.8)
	$3,368.4	$(32.1)	$36.6

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

Business Activity	Fair Value at September 30, 2007	+25 bps per annum Credit Spread Shift	-25 bps per annum Credit Spread Shift
	(in millions)
Non-CDO investment portfolio	$600.6	$(8.9)	$8.9
CDOs	2,772.6	(24.0)	22.1
Structured Credit	(1,772.6)	(588.0)	321.5
	$1,600.6	$(620.9)	$352.5

Asset Correlation Risk

For a hypothetical portfolio of debt instruments, the correlation among the positions does not affect the fair value of the portfolio. For portfolios of debt instruments that are divided into risk layers (i.e., “AAA” through equity) or tranches, however, the correlation among the risk positions is significant because higher correlations could lead to greater or lower risk of default based on the position of the given risk layer. Such risk exists primarily in our CDO Asset Management and Structured Credit businesses. The industry participants generally measure this correlation as “asset correlation”, which is defined as the correlation of the enterprise value of one firm to another. We perform proprietary mathematical calculations and assign asset correlation values to all corporate, asset-backed, mortgage-backed, and municipal risk positions in order to generate fair value and risk-related results.

The following table shows the change in fair value for these two business activities with significant asset correlation risk.  We employ proprietary cash flow, asset correlation, and stochastic default models to derive these values.

Business Activity	Fair Value at September 30, 2007	+5% Shift in Asset Correlation	-5% Shift in Asset Correlation
	(in millions)
CDOs	$2,772.6	$0.5	$(0.2)
Structured Credit	(1,772.6)	(304.4)	245.6
	$1,000.0	$(303.9)	$245.4

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

In two of our consolidated CDO transactions, the senior liability (of approximately $1.3 billion in each as at September 30, 2007) is comprised of commercial paper (“CP”).  Hence, our balance sheet carries approximately $2.7 billion of short-term debt or commercial paper as at September 30, 2007 that we refund, on average, monthly.  The typical yield cost of this CP (including dealer cost) is LIBOR-flat.  More recently the CP yield has exceeded LIBOR.  We manage this refunding risk by negotiating into the CDO transaction, caps on the spread to LIBOR. As a result, the CP yield cannot exceed LIBOR +40 basis points per annum due to the presence of put option contracts.  An increase in the spread above LIBOR negatively impacts our equity investment. When the CP spread widens, we receive less cash distributions.

Credit Fund

While the Credit Fund is consolidated for financial reporting purposes, our net investment in the fund at September 30, 2007 is $26.4 million.  Total invested assets of the fund were approximately $136.2 million at September 30, 2007.  The fund hedges interest rate risk on its fixed rate assets to remain close to market neutral with respect to interest rate risk.  At September 30, 2007, the weighted average effective duration of the portfolio was less than one year. Additionally, at September 30, 2007, the vast majority of the bonds held in the fund were floating interest rate payers which have minimal interest rate risk.  Regarding credit spread risk, the Fund’s assets are mostly comprised of “AAA” rated assets, but include a material amount of assets with lower investment grade and non-investment grade ratings.  All of the Fund’s assets have experienced negative price changes given the recent re-pricing of mortgage and other credit-sensitive assets, and the non-”AAA” rated assets have experienced very significant negative price changes.  In the current market environment, we view the Fund as having a material amount of credit spread risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report, except as described below.

In preparation for the Company’s first management report on internal control over financial reporting, the Company continues to make periodic improvements to internal controls. An error was identified and corrected in the Company’s interim financial statements, and the related earnings release, as of and for the three and nine months ended September 30, 2007. The Company determined that a control related to the validation of certain inputs to the valuation model for its insured credit swaps did not operate effectively as of September 30, 2007. The Company took immediate action and believes it has remedied this deficiency prior to the filing of its interim financial statements. Specifically, additional control activities are now in place to assist in the review process of the quarterly valuation. This deficiency has been classified as a material weakness in internal controls. Management believes that the material weakness has been remedied.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting other than that described above.

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

We face risks associated with the recent rating action of S&P placing our insurance subsidiary, ACA Financial Guaranty’s, financial strength rating on CreditWatch with negative implications.

On November 9, 2007, S&P placed ACA Financial Guaranty’s financial strength rating on CreditWatch with negative implications. S&P based its rating action on its opinion that the substantial unrealized mark to market loss recorded by the Company for the three months ended September 30, 2007 may impair ACA Financial Guaranty’s ability to generate a satisfactory level of new business. Amongst other things, S&P also cited the Company’s inability to access its liquidity facility under its recently revised terms as a relevant factor in its rating action. The placement of ACA Financial Guaranty’s rating on CreditWatch with negative implications could materially and adversely impact our reputation with the purchasers of our insured bonds and insured credit swap counterparties and therefore increase the uncertainty about ACA Financial Guaranty’s ability to write new business in its Public Finance and Structured Credit lines of business, and as such could have a materially adverse impact our financial prospects even if such negative rating watch is lifted.

CreditWatch highlights the potential direction of a rating, focusing on identifiable events and short-term trends that cause a rating to be placed under special surveillance by S&P. Ratings appear on Credit Watch negative when such an event or a deviation from an expected trend occurs and S&P needs additional information to evaluate the rating. Should S&P ultimately elect to downgrade ACA Financial Guaranty’s financial strength rating to below A- , under the existing terms of our insured credit swaps, we would be required to post collateral based on the fair value of the insured credit swaps as of the date of posting. The failure to post collateral would constitute an event of default under the swaps resulting in a claim on ACA Financial Guaranty for a termination payment in an amount approximately equal to the collateral call. Based on current fair values of our insured credit swaps we would not have sufficient resources to post such collateral nor would ACA Financial Guaranty, in particular, have sufficient resources to make such termination payments. In view of the size of this obligation and the current market conditions, the Company does not believe, should the need occur, that it would be able raise sufficient capital to address this deficiency in its resources.

Additionally, upon termination of our insured credit swap transactions, installment premiums payable to ACA Financial Guaranty, with an estimated aggregate present value of $468.8 million for all future installments, would cease. The loss of this revenue would have an added material and adverse impact on the claims-paying resources of ACA Financial Guaranty.

We face risks from concentration to sub-prime and second lien mortgage-backed RMBS in our CDO Asset Management and Structured Credit lines of business.

In our Structured Credit line of business, as of September 30, 2007, we had written $25.7 billion of notional insured credit swaps providing credit protection on tranches of ABS/MBS portfolios, materially comprised of late 2005 and 2006 vintage sub-prime RMBS.  Virtually all of these transactions have subordination available to us at levels in excess of the AAA rated category, which must be used to absorb losses prior to any payment being made by us.  Published commentary from research analysts and rating agencies on the likely levels of cumulative default rates varies significantly. If default and delinquency rates in the mortgages underlying these RMBS continue to increase to the more severe scenarios, which assume historically unprecedented losses, we could be required to pay material claims on one or more transactions.  Payment of such claims could materially and adversely impact our financial condition and capital adequacy and that of our insurance subsidiary.

A large portion of the financial assets included in our ABS CDOs is RMBS.  As of September 30, 2007, we had RMBS assets under management of $14.7 billion in our CDOs, with remaining related equity exposure of $42.2 million.  Current market trends indicate continued higher delinquency and foreclosure rates in the late 2005 and 2006 vintage of sub-prime and second lien mortgages.  As a result, as of September 30, 2007, we impaired a portion of the underlying assets on our financial statements in several of the CDOs which we assumed exposure to RMBS below the A-/A3 level reducing our aggregate equity exposure in our mezzanine ABS transactions to approximately $18.0 million.  Additionally, we impaired a portion of the underlying assets on our financial statements on one of our four high-grade ABS CDOs that are backed by RMBS rated higher than A-/A3, and currently have an aggregate of approximately $24.2 million of equity exposure remaining in these transactions.  If the current market trend continues, each of these transactions may experience reduced returns or additional impairments of the underlying assets and corresponding write downs of our equity positions in the future.  Reduced returns and/or additional impairments in future may materially and adversely impact our financial condition or results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations – CDO Asset Management.”

We have experienced and may continue to experience a decline in our CDO asset management fees (“Fees”) paid to ACA Management due to worsening performance, downgrades and defaults in the assets underlying our ABS CDOs and in some cases due to the occurrence of events of default or the related triggering of the senior overcollaterization tests.

In our CDO Asset Management business, we are paid a senior management fee and a subordinated management fee on a quarterly basis for managing the selection, acquisition and disposition of the underlying assets and for monitoring the underlying assets. The senior fee is payable after certain expenses of the CDO but prior to payment on the CDO liabilities, whereas the subordinated fee is payable after payment of debt service on the CDO liabilities. The calculation of such Fees is based on the par value of the underlying assets, but generally excludes any defaulted securities. Defaulted securities may, in some ABS CDOs, include assets downgraded to “CCC” or below. Due to the continued severe levels of defaults and delinquencies on the assets underlying our ABS CDOs specifically on the RMBS assets, we have experienced a decline in our Fees. If such defaults and delinquencies on such assets continue to increase to more severe levels, we will experience a continued decline in our ongoing Fees.

Additionally, such worsen performance has in some cases, and will likely in other cases, create illiquidity with respect to downgraded and defaulted assets negatively impacting the aggregate value of the assets underlying our ABS CDOs and leading to the failure to meet the senior overcollateralization tests (which is the excess of the total current value assets over total value of current liabilities). In such event, cash flows in these ABS CDOs will be diverted to pay securities holders prior to any subordinated fee payment to us. Therefore, we are likely to experience a temporary or permanent loss of our subordinated fees in such ABS CDOs.

Furthermore, in some of our ABS CDOs, the failure to meet the senior overcollateralization test also constitutes an event permitting the removal of ACA Management as collateral manager “for cause” generally by an affirmative vote of a majority of the holders of the senior CDO liabilities or a majority vote of the holders of the equity. If ACA Management is so removed as collateral manager, we will experience a termination of our Fees on the day of removal as well as potentially hurt our reputation as an asset manager.

Continued severe levels of defaults and delinquencies on mortgages underlying RMBS assets referenced by our insured credit  swaps in our Structured Credit line of business could result in downgrades of our insured tranches, resulting in increases in the related S&P capital charges and a need for additional capital in our insurance subsidiary.  This could have a material and adverse impact on our liquidity resources.

In our Structured Credit line of business, we wrote $25.7 billion of notional insured credit swaps providing credit protection on tranches of ABS/MBS portfolios at greater than AAA rated levels of attachment.  Based on current ratings action taken to date by S&P with respect to the RMBS referenced in our ABS portfolios, we believe that all but approximately $33 million of our aggregate exposure across all of these transactions remains AAA. We believe the $33 million of exposure would carry a current rating of AA. Continued delinquencies and defaults on the RMBS underlying these portfolios could result in downgrades on the tranches that we insure, resulting in significantly increased capital charges which could materially and adversely impact the capital adequacy of our insurance subsidiary and require additional contributions of capital from us.  The need to use our current liquid resources to add to the capital of our insurance company could have a material negative impact on our liquidity position as a whole.  Further, should our current liquid resources prove insufficient, we could be required to raise additional capital in order to meet the capital requirements of our insurance subsidiary and our ability to do this under prevailing market conditions may be possible.

We face risks associated with the potential negative perception by investors, insured bondholders and counterparties of our financial condition based on our FAS 133/149 mark to market unrealized valuations on our Structured Credit transactions.

In accordance with GAAP accounting, we are required to mark to market its insured credit swaps.  While we expect periodic volatility on our financial statements in connection with these unrealized valuations, because we intend to hold the insured credit swaps to maturity when, absent credit losses, the mark to market will revert to zero, our strategy is to continue to grow our Structured Credit business without consideration of the related valuations.  Currently, credit spreads in the ABS market, in particular, have widened and, as of September 30, 2007, we posted an aggregate net negative mark to market unrealized loss of $(1.1) billion, after tax.  Continued large negative marks have and could continue to negatively impact the perception of our financial condition by the equity market, our insured bondholders and counterparties and affect their willingness to purchase our insured bonds or continue to enter into transactions with us.  The failure of bondholders to continue to purchase our insured bonds or our counterparties to purchase credit protection in the form of insured credit swaps could materially and adversely impact the rate of growth of our Public Finance and Structured Credit lines of business, which could, in turn, materially and adversely impact our financial results.

We face risks from prolonged dislocations in the markets in which we participate.

Recently, the credit markets have generally experienced a significant correction associated with the sub-prime and second lien mortgage issues which has stalled ABS CDO origination.  We expect that this disruption will continue through the foreseeable future.  This dislocation in the credit markets, in addition to impacting our CDO Asset Management business, has and may continue to negatively impact the demand for the credit protection that we have historically provided through insured credit swaps in our Structured Credit line of business on “super AAA” tranches of fully distributed ABS CDOs, commonly referred to as negative basis trades.  Additionally, the CLO market has also experienced a slow down that could continue to materially and adversely impact the rate at which we are able to add assets under management in this sector.  Prolonged dislocation of these markets could materially and adversely impact our results of operations or financial condition.

We face risks associated with a potential negative perception by investors and counterparties of our financial condition based on our stock price.

The price of our common stock has fluctuated widely since our initial public offering and currently, in the face of the disruption in the credit markets and the recent placement of ACA Financial Guaranty’s financial strength rating on CreditWatch with negative implications, experienced a significant decline.  These fluctuations and the recent decline has and will likely continue to  impact the perception of our financial condition by our insured bond holders and counterparties and affect their willingness to purchase our insured bonds or continue to enter into transactions with us.  The failure of bond holders to continue to purchase our insured bonds or our counterparties to purchase credit protection in the form of insured credit swaps could materially and adversely impact the rate of growth of our Public Finance and Structured Credit lines of business, which could, in turn, materially and adversely impact our financial results.

Additionally, over the past few months credit spreads on our insured bonds have widened, which limits our ability to obtain sufficient pricing for assumed risk in our Public Finance line of business.  Should our insured bonds continue to trade at these widened spreads the rate of growth of our Public Finance line of business could be materially and adversely impacted which could, in turn, also materially and adversely impact our financial results.

We face risks associated with the potential negative perception by investors, insured bondholders and counterparties of our financial condition based on consolidation accounting for certain of our CDOs.

In accordance with GAAP accounting, we are required to consolidate CDO transactions in which we were determined to be the primary beneficiary.  For certain of our consolidated CDOs, realized and unrealized losses could exceed the amount of our true economic exposure or equity investment in the CDO.  Under current rules governing consolidation accounting, our consolidated income statement would reflect all of the CDOs realized losses and its balance sheet would reflect all of the CDOs unrealized losses despite the fact that our economic loss exposure is limited to our equity investment in the CDOs.  Upon maturity, or the occurrence of a deconsolidation event, we recognize a gain equal to all previous losses recognized in excess of our equity positions. Continued

adverse trends in delinquency and foreclosure rates for 2005 and 2006 vintage RMBS could mean that we continue to reflect significant realized and unrealized losses on our income statement and balance sheet in excess of our economic exposure.  Though these additional losses are not economic losses to us, as a result of consolidation, the recorded losses could materially and adversely impact the perception of our financial condition by the equity market, our insured bondholders and counterparties.  This could negatively impact the value of our stock and could affect bondholders and counterparties willingness to purchase our insured bonds or continue to enter into transactions with us.  The failure of bondholders to continue to purchase our insured bonds or our counterparties to purchase credit protection in the form of insured credit swaps could materially and adversely impact the rate of growth of our Public Finance and Structured Credit lines of business, which could, in turn, materially and adversely impact our financial results.

We have risks associated with accelerated prepayment speeds on the mortgages underlying the RMBS in our ABS CDOs.

Certain of our RMBS backed ABS CDOs have experienced greater than expected prepayment speeds on the underlying mortgages which caused us to impair a portion of these RMBS and to take associated equity write-downs in the second quarter of 2007.  Should prepayment speeds in these ABS CDO transactions continue at the current level or increase, additional equity write-downs may occur in the future, which could materially adversely impact our results of operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - CDO Asset Management”.

The stock repurchase program commenced by us on August 1, 2007 will decrease liquidity in our shares of common stock which could negatively impact the price of our common stock.

Our Board of Directors recently approved a stock repurchase program of our outstanding common stock in an amount of up to $20 million and we commenced buying shares as a part of this program on August 1, 2007.  As of November 9, 2007, we had repurchased 2,087,900 shares of common stock at a cost of $14.9 million in the aggregate. If we repurchase a substantial portion of our common stock under this program, the liquidity of the remaining outstanding shares of our common stock may be substantially decreased which could materially and adversely impact the stock price of those shares.

If we fail to continue to meet all applicable New York Stock Exchange (“NYSE”) continued listing standards, our stock could be delisted by the NYSE. If delisting occurs, it would materially adversely affect the market liquidity of our common stock and harm our business.

In order to maintain the listing of our common stock on the NYSE, we must satisfy certain continued listing standards. The quantitative continued listing standards applicable to us include:

•	Average market capitalization of not less than $75 million over a 30-trading-day period and stockholders’ equity of not less than $75 million,

•	Average market capitalization of not less than $25 million over a 30-trading-day period, or

•	Average closing share price of $1.00 over a 30-trading-day period.

If we are unable to meet these or any of the other NYSE continued listing standards in the future, the NYSE staff could determine to delist our common stock, which could materially adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also materially adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by our investors, our insured bondholders and counterparties and our employees.

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

Of the $79.2 million raised for the account of the Company, as of December 31, 2006, $10.0 million and approximately $4.9 million were contributed to ACA Financial Guaranty and ACA Capital Management (U.K.), respectively, to support the continuing growth of ACA Financial Guaranty and the start-up costs of ACA Capital Management (U.K.), an additional $21.8 million was invested in certain Company-managed investment vehicles, including the Credit Fund and approximately $5.7 million was used to purchase equity in certain of the Company’s recent CDOs. In the nine months ended September 30, 2007, we contributed an additional $10.0 million to one of our subsidiaries to fund an additional investment in the Credit Fund, purchased $2.5 million in equity of a CDO, refinanced an intercompany note in the amount of $4.3 million and purchased $14.9 million worth of our common stock as part of our stock repurchase program. The balance of approximately $5.2 million has been retained at the holding company. We continue to expect that the remainder of the proceeds from the IPO will be used for investments, as working capital and for general corporate purposes.  Pending such uses, the balance of the approximately $5.2 million is currently invested by us in short-term investments.

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

ACA CAPITAL HOLDINGS, INC.
(Registrant)

Date: November 19, 2007	/s/ Alan S. Roseman
Alan S. Roseman
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2007	/s/ Edward U. Gilpin
Edward U. Gilpin
Executive Vice President and Chief Financial
Officer
(Principal Financial Officer)